Form 10-Q
period 2003-10-31
HLI OPERATING CO INC
filed 2003-12-10
CIK 1257296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-107539

HLI Operating Company, Inc.

(Exact name of registrant as specified in its charter)

Delaware	30-0167742
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15300 Centennial Drive Northville, Michigan (Address of principal executive offices)	48167 (Zip Code)

Registrant’s telephone number, including area code:

(734) 737-5000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Act).     Yes ☑          No ☐

      APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Act subsequent to the distributions of securities under a plan confirmed by a court.     Yes ☑          No ☐

      The number of shares of common stock outstanding as of December 10, 2003 was 590,000 shares.

Website Access to Company Reports

      HLI Operating Company, Inc.’s internet website address is www.hayes-lemmerz.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through the Company’s website as soon as reasonably practical after those reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REORGANIZED CONDENSED CONSOLIDATED BALANCE SHEET
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATING BALANCE SHEETS
CONDENSED CONSOLIDATING BALANCE SHEETS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EX-12.1 Ratio of Earnings to Fixed Charges
EX-31.1 Certification of Curtis J. Clawson, CEO
EX-31.2 Certification of James A. Yost, VP and CFO
EX-32.1 Certification of Curtis J. Clawson, CEO
EX-32.2 Certification of James A. Yost, VP and CFO

HLI OPERATING COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

      UNLESS OTHERWISE INDICATED, REFERENCES TO THE “COMPANY” MEAN HLI OPERATING COMPANY, INC., AND ITS SUBSIDIARIES, AND REFERENCES TO A FISCAL YEAR MEANS THE COMPANY’S YEAR COMMENCING ON FEBRUARY 1 OF THAT YEAR AND ENDING JANUARY 31 OF THE FOLLOWING YEAR (E.G., FISCAL 2003 MEANS THE PERIOD BEGINNING FEBRUARY 1, 2003, AND ENDING JANUARY 31, 2004). THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS, AND BUSINESS OF THE COMPANY. THESE FORWARD LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH MATTERS WILL BE REALIZED. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FOLLOWING POSSIBILITIES: (1) COMPETITIVE PRESSURE IN THE COMPANY’S INDUSTRY INCREASES SIGNIFICANTLY; (2) GENERAL ECONOMIC CONDITIONS ARE LESS FAVORABLE THAN EXPECTED; (3) THE COMPANY’S DEPENDENCE ON THE AUTOMOTIVE INDUSTRY (WHICH HAS HISTORICALLY BEEN CYCLICAL); (4) PRICING PRESSURE FROM AUTOMOTIVE INDUSTRY CUSTOMERS; (5) CHANGES IN THE FINANCIAL MARKETS AFFECTING THE COMPANY’S FINANCIAL STRUCTURE AND THE COMPANY’S COST OF CAPITAL AND BORROWED MONEY; (6) THE UNCERTAINTIES INHERENT IN INTERNATIONAL OPERATIONS AND FOREIGN CURRENCY FLUCTUATIONS; AND (7) UNCERTAINTIES RELATED TO CONFLICT IN THE MIDDLE EAST. THE COMPANY HAS NO DUTY UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 TO UPDATE THE FORWARD LOOKING STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q AND THE COMPANY DOES NOT INTEND TO PROVIDE SUCH UPDATES.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor	Successor	Predecessor

	Three Months	Three Months	Five Months	Four Months	Nine Months
	Ended	Ended	Ended	Ended	Ended
	October 31,	October 31,	October 31,	May 31,	October 31,
	2003	2002	2003	2003	2002

	(Unaudited)
	(Millions of dollars, except share amounts)
Net sales	$530.9	$535.4	$859.2	$689.8	$1,526.1
Cost of goods sold	461.6	464.7	760.5	611.3	1,372.1

Gross profit	69.3	70.7	98.7	78.5	154.0
Marketing, general and administration	26.9	23.5	47.6	33.5	74.1
Engineering and product development	6.2	5.1	10.4	8.1	15.6
Asset impairments and other restructuring charges	19.6	10.0	19.6	6.4	35.3
Other (income) expense, net	2.7	(1.8)	4.8	(1.9)	(5.5)
Reorganization items	—	7.0	—	45.0	34.9
Fresh start accounting adjustments	—	—	—	(63.1)	—

Earnings (loss) from operations	13.9	26.9	16.3	50.5	(0.4)
Interest expense, net	14.7	19.0	27.3	22.7	53.7

Earnings (loss) before subsidiary preferred stock dividends, taxes on income, minority interest, cumulative effect of change in accounting principle and extraordinary gain on debt discharge	(0.8)	7.9	(11.0)	27.8	(54.1)
Preferred stock dividends	0.2	—	0.3	—	—

Earnings (loss) before taxes on income, minority interest, cumulative effect of change in accounting principle and extraordinary gain on debt discharge	(1.0)	7.9	(11.3)	27.8	(54.1)
Income tax provision	6.1	3.0	8.7	60.3	0.6

Earnings (loss) before minority interest, cumulative effect of change in accounting principle and extraordinary gain on debt discharge	(7.1)	4.9	(20.0)	(32.5)	(54.7)
Minority interest	1.0	1.2	1.8	1.2	2.7

Loss before cumulative effect of change in accounting principle and extraordinary gain on debt discharge	(8.1)	3.7	(21.8)	(33.7)	(57.4)
Cumulative effect of change in accounting principle, net of tax of $0	—	—	—	—	(554.4)
Extraordinary gain on debt discharge, net of tax $0	—	—	—	1,076.7	—

Net income (loss)	$(8.1)	$3.7	$(21.8)	$1,043.0	$(611.8)

See accompanying notes to consolidated financial statements.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor

	October 31,	January 31,
	2003	2003

	(Unaudited)

	(Millions of dollars,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$109.0	$66.1
Receivables	329.0	276.6
Inventories	180.5	176.6
Prepaid expenses and other	16.5	32.5

Total current assets	635.0	551.8
Property, plant and equipment, net	900.9	951.2
Goodwill	388.8	191.3
Intangible assets, net	226.5	102.6
Other assets	74.3	49.7

Total assets	$2,225.5	$1,846.6

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
DIP Facility	$—	$49.9
Bank borrowings and other notes	1.6	15.8
Current portion of long-term debt	11.6	40.1
Accounts payable and accrued liabilities	356.6	268.7

Total current liabilities	369.8	374.5
Long-term debt, net of current portion	748.8	61.9
Pension and other long-term liabilities	529.5	334.4
Redeemable preferred stock	10.3	—
Minority interest	14.5	16.4
Liabilities subject to compromise	—	2,133.8
Commitments and contingencies
Stockholders’ equity (deficit):
Predecessor preferred stock, 25,000,000 shares authorized, none issued or outstanding at January 31, 2003	—	—
Common stock, par value $0.01 per share:
Successor Voting — 600,000 shares authorized; 590,000 issued and outstanding at October 31, 2003	—	—
Predecessor Voting — 99,000,000 shares authorized; 27,708,419 shares issued; 25,806,969 shares outstanding at January 31, 2003	—	0.3
Predecessor Nonvoting — 5,000,000 shares authorized; 2,649,026 shares issued and outstanding at January 31, 2003	—	—
Additional paid in capital	555.7	235.1
Predecessor common stock in treasury at cost, 1,901,450 shares at January 31, 2003	—	(25.7)
Accumulated deficit	(21.8)	(1,176.9)
Accumulated other comprehensive income (loss)	18.7	(107.2)

Total stockholders’ equity (deficit)	552.6	(1,074.4)

Total liabilities and stockholders’ equity (deficit)	$2,225.5	$1,846.6

See accompanying notes to consolidated financial statements.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor

	Five Months	Four Months	Nine Months
	Ended	Ended	Ended
	October 31,	May 31,	October 31,
	2003	2003	2002

	(Unaudited)
	(Millions of dollars)
Cash flows from operating activities:
Net income (loss)	$(21.8)	$1,043.0	$(611.8)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	67.1	46.4	96.2
Amortization of deferred financing fees	1.4	1.6	3.9
Change in deferred income taxes	(6.9)	52.6	0.5
Asset impairments and other restructuring charges	19.6	6.4	35.3
Minority interest	1.8	1.2	2.7
Preferred stock dividends accrued	0.3	—	—
Compensation expense related to restricted stock units	2.1	—	—
Cumulative effect of change in accounting principle	—	—	554.4
Loss (gain) on sale of assets and businesses	0.3	(0.4)	(0.9)
Changes in operating assets and liabilities:
Receivables	(22.9)	(13.7)	(52.9)
Inventories	14.5	(4.0)	(9.9)
Prepaid expenses and other	4.0	5.2	(3.8)
Accounts payable and accrued liabilities	29.2	(6.9)	15.5
Chapter 11 items:
Reorganization items	—	45.0	34.9
Fresh start accounting adjustments	—	(63.1)	—
Extraordinary gain on debt discharge	—	(1,076.7)	—
Accrued interest on Credit Agreement	—	16.9	36.0
Payments related to Chapter 11 Filings	(34.2)	(22.4)	(56.2)

Cash provided by operating activities	54.5	31.1	43.9

Cash flows from investing activities:
Purchase of property, plant, equipment and tooling	(41.1)	(26.3)	(69.9)
Purchase of equipment previously leased	—	(23.6)	—
Proceeds from sale of assets and businesses	0.8	0.8	9.1
Purchase of businesses	—	—	(7.2)

Cash used for investing activities	(40.3)	(49.1)	(68.0)

Cash flows from financing activities:
Change in borrowings under DIP Facility	—	(49.9)	41.1
Repayment of note payable	—	(2.0)	—
Changes in bank borrowings	(11.9)	(9.8)	(20.1)
Proceeds from New Senior Notes, net of discount and related fees	—	242.8	—
Proceeds from New Term Loan, net of related fees	—	436.1	—
Prepetition Lenders’ Payment amount	—	(477.3)	—
Payment to holders of Old Senior Notes	—	(13.0)	—
Repayment of long-term debt	(74.0)	—	—
Repayment of New Term Loan	(1.1)	—	—

Cash provided by (used for) financing activities	(87.0)	126.9	21.0
Effect of exchange rate changes on cash and cash equivalents	2.7	4.1	3.3

Increase (decrease) in cash and cash equivalents	(70.1)	113.0	0.2
Cash and cash equivalents at beginning of period	179.1	66.1	45.2

Cash and cash equivalents at end of period	$109.0	$179.1	$45.4

Supplemental data:
Cash paid for interest	10.3	5.8	$12.7
Cash paid for income taxes	15.5	2.9	$6.1

See accompanying notes to consolidated financial statements.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Five Months Ended October 31, 2003, Four Months Ended May 31, 2003 and
Nine Months Ended October 31, 2002
(Unaudited)
(Millions of Dollars, Unless Otherwise Stated)

(1)	Description of Business, Chapter 11 Filings and Emergence from Chapter 11

      These financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K for Hayes Lemmerz International, Inc. (“Old Hayes”) for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission (“SEC”) on April 2, 2003.

Description of Business

      Unless otherwise indicated, references to “Company” mean (i) prior to the effectiveness of Old Hayes’ Plan of Reorganization (as defined below) and the related restructuring, to Old Hayes and its consolidated subsidiaries (the “Predecessor”), and (ii) after the effectiveness of Old Hayes’ Plan of Reorganization and the related restructuring, to HLI Operating Company, Inc. and its consolidated subsidiaries (the “Successor”). References to fiscal year means the Company’s year commencing on February 1 of that year and ending on January 31 of the following year (i.e., “fiscal 2003” refers to the period beginning February 1, 2003 and ending January 31, 2004, “fiscal 2002” refers to the period beginning February 1, 2002 and ending January 31, 2003.)

      The Company is a leading supplier of wheels, wheel-end attachments, aluminum structural components and automotive brake components. The Company is the world’s largest manufacturer of automotive wheels. In addition, the Company also designs and manufactures wheels and brake components for commercial highway vehicles, and powertrain components and aluminum non-structural components for the automotive, commercial highway, heating and general equipment industries.

Chapter 11 Filings

      On December 5, 2001, Old Hayes, 30 of its wholly-owned domestic subsidiaries and one wholly-owned Mexican subsidiary (collectively, the “Debtors”) filed voluntary petitions for reorganization relief (the “Chapter 11 Filings” or the “Filings”) under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).

      On December 16, 2002, certain of the Debtors filed a proposed joint plan of reorganization with the Bankruptcy Court. On April 9, 2003, the Debtors filed a modified first amended joint plan of reorganization (the “Plan of Reorganization”) which received the requisite support from creditors authorized to vote thereon. The following five Debtors were not proponents of the Plan of Reorganization and are not subject to the terms thereof: HLI Netherlands Holdings, Inc., CMI Quaker Alloy, Inc., Hayes Lemmerz Funding Company, LLC, Hayes Lemmerz Funding Corporation, and Hayes Lemmerz International Import, Inc. (collectively, the “Non-reorganizing Debtors”).

      The Plan of Reorganization provided for the cancellation of the existing common stock of Old Hayes and the issuance of cash, new common stock in the reorganized company and other property to certain creditors of Old Hayes in respect of certain classes of claims. The Plan of Reorganization was confirmed by an order of the Bankruptcy Court on May 12, 2003, which order has become final and non-appealable.

Emergence from Chapter 11

      On June 3, 2003 (the “Effective Date”), Old Hayes and each of the 27 Debtors proposing the Plan of Reorganization emerged from Chapter 11 proceedings pursuant to the Plan of Reorganization, which was confirmed by an order of the Bankruptcy Court on May 12, 2003, which order has become final and non-appealable. The Non-reorganizing Debtors were not proponents of the Plan of Reorganization and are

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not subject to the terms thereof. On June 3, 2003, the Bankruptcy Court entered an order dismissing the Chapter 11 Filings of the Non-reorganizing Debtors.

      Pursuant to the Plan of Reorganization, Old Hayes caused the formation of (i) a new holding company, HLI Holding Company, Inc., a Delaware corporation (“HoldCo”), (ii) HLI Parent Company, Inc., a Delaware corporation and a wholly owned subsidiary of HoldCo (“ParentCo”), and (iii) HLI Operating Company, Inc, a Delaware corporation and a wholly owned subsidiary of ParentCo (“HLI”). On the Effective Date, (i) HoldCo was renamed Hayes Lemmerz International, Inc. (“New Hayes”), (ii) New Hayes contributed to ParentCo 30,0000,000 shares of its common stock, par value $.01 per share (the “New Common Stock”), and 957,447 series A warrants and 957,447 series B warrants to acquire New Common Stock of New Hayes (the “Series A Warrants” and “Series B Warrants,” respectively), (iii) ParentCo in turn contributed such shares of New Common Stock and Series A Warrants and Series B Warrants to HLI and (iv) pursuant to an Agreement and Plan of Merger, dated as of June 3, 2003 (the “Merger Agreement”), between Old Hayes and HLI, Old Hayes was merged with and into HLI (the “Merger”), with HLI continuing as the surviving corporation.

      Pursuant to the Plan of Reorganization and as a result of the Merger, all of the issued and outstanding shares of common stock, par value $.01 per share, of Old Hayes (the “Old Common Stock”), and any other outstanding equity securities of Old Hayes, including all options and warrants, were cancelled. The holders of the existing voting common stock of Old Hayes immediately before confirmation did not receive any voting shares of the emerging entity or any other consideration under the Plan of Reorganization as a result of their ownership interests of the Predecessor. This represented a complete change of control in the ownership of Old Hayes. Promptly following the Merger, HLI distributed to certain holders of allowed claims, under the terms of the Plan of Reorganization, an amount in cash, the New Common Stock, the Series A Warrants, the Series B Warrants and the Preferred Stock (as defined below). Prior to the Merger, the Old Common Stock was registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In reliance on Rule 12g-3(a) of the Exchange Act, by virtue of the status of New Hayes as a successor issuer to the Company, the New Common Stock is deemed registered under Section 12(g) of the Exchange Act. The Company filed a Form 15 with the SEC to terminate the registration of the Old Common Stock under the Exchange Act.

      Pursuant to the terms of the Plan of Reorganization, HLI issued 100,000 shares of Preferred Stock, par value $1.00, of HLI (the “Preferred Stock”) to the holders of certain allowed claims. In accordance with the terms of the Preferred Stock, the shares of Preferred Stock are, at the holder’s option, exchangeable into a number of fully paid and nonassessable shares of New Common Stock equal to (i) the aggregate liquidation preference of the shares of Preferred Stock so exchanged ($100 per share plus all accrued and unpaid dividends thereon (whether or not declared) to the exchange date) divided by (ii) 125% of the “Emergence Share Price.” As determined pursuant to the terms of the Plan of Reorganization, the Emergence Share Price is $18.50.

      In connection with the Debtors’ emergence from Chapter 11, on the Effective Date, HLI entered into a $550.0 million senior secured credit facility, as amended by Amendment No. 1 and Waiver to Credit Agreement, dated October 16, 2003 (as amended, the “New Credit Facility”). The New Credit Facility consists of a $450.0 million six-year amortizing term loan (the “New Term Loan”) and a five-year $100.0 million revolving credit facility (the “Revolving Credit Facility”). In addition, HLI issued on the Effective Date an aggregate of $250.0 million principal amount of 10 1/2% senior notes due 2010 (the “New Senior Notes”). The proceeds from the initial $450.0 million of borrowings under the New Credit Facility and the net proceeds from the New Senior Notes were used to make payments required under the Plan of Reorganization, including the repayment of the Company’s DIP Facility and a payment of $477.3 million

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to certain prepetition lenders, to pay related transaction costs and to refinance certain debt. See Notes (11) and (12).

Reorganization Items

      Reorganization items as reported in the consolidated statements of operations included herein are comprised of income, expense and loss items that were realized or incurred by the Debtors as a direct result of the Company’s decision to reorganize under Chapter 11. During the four months ended May 31, 2003 and the three months and nine months ended October 31, 2002, respectively, reorganization items were as follows (millions of dollars):

	Predecessor

	Four Months	Three Months	Nine Months
	Ended	Ended	Ended
	May 31,	October 31,	October 31,
	2003	2002	2002

Critical employee retention plan provision	$11.7	$0.8	$6.0
Estimated accrued liability for rejected prepetition leases and contracts	—	—	9.5
Professional fees directly related to the Filings	30.8	6.3	20.9
Creditors’ Trust obligation	2.0	—	—
Settlement of prepetition liabilities	—	—	(1.2)
Other	0.5	(0.1)	(0.3)

Total	$45.0	$7.0	$34.9

      On May 30, 2002, the Bankruptcy Court entered an order approving, among other things, the critical employee retention plan (the “CERP”) filed with the Bankruptcy Court in February 2002 which was designed to compensate certain critical employees in order to assure their retention and availability during the Company’s restructuring. The plan has two components which (i) rewarded critical employees who remained with the Company (and certain affiliates of the Company who are not directly involved in the restructuring) during and through the completion of the restructuring (the “Retention Bonus”) and (ii) provided additional incentives to a more limited group of the most senior critical employees if the enterprise value upon completing the restructuring exceeded an established baseline (the “Restructuring Performance Bonus”).

      Thirty-five percent, or approximately $3.0 million, of the Retention Bonus was paid on October 1, 2002. The remaining portion of the Retention Bonus of approximately $5.9 million was paid on June 13, 2003. Further, the Restructuring Performance Bonus provided under the CERP was paid after the consummation of the restructuring as discussed below.

      Based on Old Hayes’ compromise total enterprise value of $1,250.0 million as confirmed by the Bankruptcy Court, the aggregate amount of the Restructuring Performance Bonus is $12.1 million. Of the aggregate $12.1 million, approximately $6.0 million was paid in cash on July 1, 2003, and approximately $2.0 million was paid on August 29, 2003 as determined by New Hayes’ Board of Directors. The remaining portion of the Restructuring Performance Bonus was paid in 215,935 shares of restricted units of New Hayes on July 28, 2003. Pursuant to provisions contained in the CERP, the restricted units will vest as follows, subject to the participant’s continued employment:

•	one half of the restricted units will vest on the first anniversary of the Effective Date, and;

•	one half of the restricted units will vest on the second anniversary of the Effective Date.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Cash payments with respect to other reorganization items consisted primarily of professional fees and cure payments and were approximately $20.3 million and $21.2 million during the five months ended October 31, 2003 and the four months ended May 31, 2003, respectively. Cash payments with respect to reorganization items were approximately $53.2 million during the nine months ended October 31, 2002, and consisted primarily of professional fee payments, critical vendor payments, the Retention Bonus and a portion of accrued interest and fees under the Company’s prepetition credit agreements.

(2)	Basis of Presentation and Stock-Based Compensation

Basis of Presentation

      As discussed in Note 1, Old Hayes filed a voluntary petition for reorganization relief under Chapter 11 of the Bankruptcy Code in December 2001. Upon emergence from Chapter 11, New Hayes and the Company implemented fresh start accounting principles pursuant to American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). SOP 90-7 requires the segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date, and identification of all transactions and events that are directly associated with the reorganization of the Predecessor. See Note (3), Fresh Start Accounting.

      As a result of the application of fresh start accounting on May 31, 2003, and in accordance with SOP 90-7, the post-emergence financial results of the Company for the period ending October 31, 2003 are presented as the “Successor” and the pre-emergence financial results of the Company for the period ending May 31, 2003 are presented as the “Predecessor.” Comparative financial statements do not straddle the emergence date because in effect the Successor Company represents a new entity. Per share and share information for the Predecessor Company for all periods presented on the consolidated statement of operations have been omitted as such information is deemed to be not meaningful.

      The Company’s unaudited interim consolidated financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim period results have been included. Operating results for the interim periods presented in fiscal 2003 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 31, 2004.

      Certain prior period amounts have been reclassified to conform to the current year presentation.

Stock-Based Compensation

      New Hayes accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. New Hayes follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and discloses pro forma net income (loss) and pro forma earnings (loss) per share as if employee stock option grants were treated as compensation expense using the fair-value-based method defined in SFAS No. 123.

      In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements.

      On July 28, 2003, New Hayes granted 1,887,162 stock options and 1,258,107 restricted units to certain employees and officers (excluding those restricted shares granted under the CERP), and 65,455 options and 43,637 restricted units to non-employee members of New Hayes’ Board of Directors under the Long-Term Incentive Plan (see Note (8)). The weighted average exercise price of the stock options was $13.93 per share, which was equal to the fair value on the date of grant. If compensation expense had been determined based on the fair value at the grant date consistent with the method prescribed in SFAS No. 123, the Company’s net loss would have been adjusted to the pro forma amounts below:

	Three Months	Five Months
	Ended	Ended
	October 31,	October 31,
	2003	2003

Net loss:
As reported	$(8.1)	$(21.8)
Pro forma	(10.1)	(23.8)

      As of the Effective Date, all options under the Predecessor Company’s stock option plans were cancelled and those plans were terminated. Accordingly, no pro forma net income (loss) has been presented for any of the stock options granted under those terminated plans.

(3)     Fresh Start Accounting

      Pursuant to SOP 90-7, the accounting for the effects of Old Hayes’ reorganization occurred once the Plan of Reorganization was confirmed by the Bankruptcy Court and there were no remaining contingencies material to completing the implementation of the plan. The fresh start accounting principles pursuant to SOP 90-7 provide, among other things, for the Company to determine the value to be assigned to the equity of the reorganized Company as of a date selected for financial reporting purposes. As discussed in Note (1), the Debtors emerged from Chapter 11 on June 3, 2003, and the Company selected May 31, 2003 for financial reporting purposes as the date to implement fresh start accounting principles.

      Pursuant to SOP 90-7, the results of operations of the Company ended May 31, 2003 include (i) a pre-emergence extraordinary gain of $1,076.7 million resulting from the discharge of debt and other liabilities under the Plan of Reorganization; (ii) pre-emergence charges to earnings of $25.9 million recorded as Reorganization items related to certain costs and expenses resulting from the Plan of Reorganization becoming effective; and (iii) a pre-emergence pre-tax gain of $63.1 million ($17.1 million, net of tax) resulting from the aggregate remaining changes to the net carrying value of the Company’s pre-emergence assets and liabilities to reflect the fair values under fresh start accounting.

      The Company’s compromise total enterprise value at the Effective Date was $1,250.0 million, with a total value for common equity of $553.7 million, excluding the estimated fair value of the Preferred Stock and the Series A Warrants and Series B Warrants issued on the Effective Date. The Preferred Stock is classified as a liability in the consolidated balance sheet and referred to as redeemable preferred stock of subsidiary. Under fresh start accounting, the compromise total enterprise value has been allocated to the Company’s assets based on their respective fair values in conformity with the purchase method of accounting for business combinations in accordance with SFAS No. 141, “Business Combinations;” any portion not attributed to specific tangible or identified intangible assets has been recorded as an indefinite-lived intangible asset referred to as “reorganization value in excess of amounts allocable to identifiable assets” and reported as goodwill. The valuations required to determine the fair value of certain of the Company’s assets

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as presented below represent the results of the valuation procedures performed by the Company’s valuation specialist at May 31, 2003.

Compromise Total Enterprise Value; Reorganization Value in Excess of Amounts Allocable to Identifiable Assets (Goodwill)

      The compromise total enterprise value (reorganization value) represents the amount of resources available, or that become available, for the satisfaction of post-petition liabilities and allowed claims, as negotiated between the Debtors and the creditors (the “interested parties”). This value along with other terms of the Plan of Reorganization was determined only after extensive arms-length negotiations amongst the interested parties. Each interested party developed its view of what the value should be based primarily upon expected future cash flows of the business after emergence from Chapter 11, discounted at rates reflecting perceived business and financial risks. This value is viewed as the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the Company immediately after restructuring.

      The amount of reorganization value in excess of amounts allocated to identifiable assets (goodwill) is a function of compromise total enterprise value. While the Company believes that the compromise total enterprise value approximates fair value, differences between the methodology used in testing for goodwill impairment, as discussed in Note (6), and the negotiated value could adversely impact the Company’s future results of operations.

      The consolidated balance sheet presented below gives effect to the Plan of Reorganization and the application of fresh start accounting at May 31, 2003.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

REORGANIZED CONDENSED CONSOLIDATED BALANCE SHEET
May 31, 2003

	Predecessor	Discharge of		Cancellation				Successor
	May 31,	Debt and Exit		of		Fresh Start		May 31,
	2003	Financing		Old Equity		Adjustments		2003

	(Millions of dollars)

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89.3	$89.8	(a)	$—		$—		$179.1
Receivables	299.9	—		—		—		299.9
Inventories	186.0	—		—		5.2	(j)	191.2
Prepaid expenses and other	27.0	1.3	(b)	—		(7.8	)(k)	20.5

Total current assets	602.2	91.1		—		(2.6)		690.7
Property, plant and equipment, net	959.7	54.0	(c)	—		(95.3	)(l)	918.4
Old goodwill	198.3	—		—		(198.3	)(m)	—
New goodwill	—	—		—		390.9	(n)	390.9
Intangible assets	103.8	—		—		121.9	(o)	225.7
Other assets	60.9	19.9	(d)	—		0.4	(k)(l)	81.2

Total assets	$1,924.9	$165.0		$—		$217.0		$2,306.9

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
DIP facility	$59.7	$(59.7	)(e)	$—		—		$—
Bank borrowings and other notes	13.0	—		—		—		13.0
Current portion of long-term debt	39.6	4.5	(f)	—		—		44.1
Accounts payable and accrued Liabilities	303.8	33.6	(g)	—		9.1	(k)(p)	346.5

Total current liabilities	416.1	(21.6)		—		9.1		403.6
Long-term debt, net of current portion	62.0	31.0	(f)	—		—		93.0
New Term Loan	—	445.5	(f)	—		—		445.5
New Senior Notes, net of discount	—	248.5	(f)	—		—		248.5
Pension and other long-term liabilities	343.5	0.5	(g)	—		195.5	(k)(p)	539.5
Redeemable preferred stock	—	10.0	(f)	—		—		10.0
Minority interest	17.8	—		—		(4.7	)(q)	13.1
Liabilities subject to compromise	2,153.4	(2,153.4	)(h)	—		—		—
Commitments and contingencies
Stockholders’ equity (deficit):
New Common Stock	—	—	(f)	—		—		—
New additional paid-in capital	—	553.7	(f)	—		—		553.7
Old Common Stock	0.3	—		(0.3	)(i)	—		—
Old additional paid in capital	235.1	—		(235.1	)(i)	—		—
Old common stock in treasury at cost	(25.7)	—		25.7	(i)	—		—
Accumulated deficit	(1,201.8)	1,050.8	(h)	209.7	(i)	(58.7	)(m)	—
Accumulated other comprehensive loss	(75.8)	—		—		75.8	(m)	—

Total stockholders’ equity (deficit)	(1,067.9)	1,604.5		—		17.1		553.7

Total liabilities and stockholders’ equity (deficit)	$1,924.9	$165.0		$—		$217.0		$2,306.9

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Adjustments reflected in the reorganized condensed consolidated balance sheet are as follows:

a) Represents adjustment to reflect a portion of the proceeds from the New Senior Notes and the New Credit Facility, net of a $13.0 million cash payment to former holders of the Company’s 11 7/8% Senior Notes due 2006 (the “Old Senior Notes”).

b) Represents escrowed property taxes and insurance required in connection with exit financing.

c) Represents capitalization of $54.0 million of assets resulting from repayment or refinancing of certain synthetic leases.

d) Represents recognition of debt issuance costs recorded as other assets consisting of fees and expenses of the New Credit Facility of $13.9 million, and fees and expenses of the New Senior Notes of $6.0 million.

e) Represents repayment of the DIP Facility on the Effective Date.

f) Represents new capitalization structure after giving effect to the Plan of Reorganization. New Hayes recorded the Series A Warrants and Series B Warrants at fair value. New Hayes also determined that its Series A Warrants and Series B Warrants met the criteria for classification as liabilities. As such they will be measured at fair value at each reporting period with changes in fair value recognized in interest expense in the consolidated financial statements of New Hayes. The Company also has recorded the redeemable preferred stock of HLI at fair value which equals the stated liquidation preference. The fair value of the redeemable preferred stock was $10.0 million and the Series A Warrants and Series B Warrants fair value was approximately $9.3 million at emergence. The Series A Warrants and Series B Warrants were valued utilizing the Black-Scholes model that requires the estimation of several variables in the formula. The redeemable preferred stock of HLI was valued using a “market/ capitalization approach” that capitalizes the dividend stream of similar instruments issued by a comparative group using capitalization rates that reflect prevailing market yields. The use of this approach provides a range of possible fair values. This range was evaluated by the Company before it selected a capitalization rate of 8% which approximated the mean rate of the comparative group. The use of different valuation techniques could have resulted in different conclusions of the fair value of these instruments.

g) Represents accrual or settlement of short- and long-term liabilities upon emergence under the Plan of Reorganization as follows (millions of dollars):

Accrual of contingent professional fees	$8.5
Accrual of the portion of the Restructuring Performance Bonus component of the CERP to be paid in cash	9.0
Accrual of obligation to fund the Creditors’ Trust	1.5
Payment of accrued professional fees	(13.1)
Payment of accrued interest on the DIP Facility	(0.4)
Deferral of cure payments for assumed contracts and other priority and administrative claims	19.2
Accrual of state tax liability for restructuring transactions upon emergence	6.5
Other accrued liabilities incurred upon emergence	2.9

Net adjustment to accounts payable, accrued liabilities, and pension and other long-term liabilities	$34.1

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

h) Represents the elimination of pre-petition liabilities discharged under the Plan of Reorganization as follows (millions of dollars):

Liabilities subject to compromise	$2,153.4
Form of settlement:
Issuance of New Common Stock of New Hayes	(544.4)
Issuance of New Preferred Stock of HLI	(10.0)
Issuance of Series A Warrants and Series B Warrants of New Hayes	(9.3)
Repayment of remaining Old Senior Note proceeds	(13.0)
Prepetition Lenders’ Payment Amount	(477.3)
Amounts reclassified to accounts payable and accrued liabilities for certain estimated cure payments with respect to assumption of prepetition executory contracts and unexpired leases, and other priority and administrative claims	(22.7)

Gain on discharge of debt	1,076.7
Accrual of estimated contingent professional fees, cash portion of the Restructuring Performance Bonus, Creditors’ Trust obligation and tax expense related to restructuring activities	(25.9)

Net adjustment to accumulated deficit	$1,050.8

i) Represents cancellation of Old Common Stock under fresh start accounting.

j) Represents adjustment to reflect the increase in the fair value of inventory under fresh start accounting. Work-in-process and finished goods were valued at the expected selling price less costs to complete, selling and disposal cost and a normal profit. Raw materials and supplies were valued using the cost approach.

k) Represents the adjustment of deferred tax assets and liabilities resulting from fair value adjustments under fresh start accounting as follows:

Prepaid expenses and other	$(7.8)
Other assets	4.5
Accounts payable and accrued liabilities	(2.4)
Pension and other long-term liabilities	(46.3)

Net adjustment	$(52.0)

l) Primarily represents net adjustments to reflect the decrease of property, plant, equipment and tooling to fair value under fresh start accounting based on results of valuation procedures performed by the Company’s valuation specialist. The valuation methodologies employed included the use of the market value and replacement cost approach for personal property and the use of the cost, income and sales comparison approaches for real property.

m) Represents elimination of pre-emergence goodwill, equity accounts and retained earnings under fresh start accounting.

n) Represents new goodwill resulting from the excess of reorganization value over the amounts allocable to the fair value of identifiable assets and liabilities.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allocation of compromise enterprise value and goodwill was as follows:

Assets:
Current assets	$690.7
Property, plant and equipment	918.4
Goodwill	390.9
Intangible assets	225.7
Other assets	81.2
Liabilities:
Current liabilities	403.6
Other long-term liabilities	1,339.6
New Preferred Stock	10.0

New common equity	553.7
Assumed obligations:
New Term Loan, including current portion	450.0
New Senior Notes, net of discount	248.5
Redeemable preferred stock of subsidiary	10.0
Other assumed obligations, net of excess cash	(12.2)

Total compromise enterprise value	$1,250.0

o) Represents adjustment of $121.9 million to reflect the fair value of identified intangible assets based on results of valuation procedures performed by the Company’s valuation specialist. See Note (6) for additional disclosure regarding the category of intangibles and a description of the valuation methodology.

p) Primarily reflects the additional liability of $155.2 million under fresh-start accounting for any pension and retiree medical plan costs as determined by the Company’s actuaries. This net additional liability had been deferred pre-emergence in accordance with Statement of Financial Accounting Standards (“SFAS”) Nos. 87 and 106. The actuarial assumptions used in computing the liabilities were as follows:

			International
	North American Plans		Plans

	Pension Benefits	Other Benefits	Pension Benefits

Weighted average assumptions:
Discount Rate	5.75%	5.75%	5.0-5.5%
Expected return on plan assets	8.0%	N/A	5.0%
Rate of compensation increase	4.75%	N/A	2.1%

q) Reflects the adjustment to minority interest as a result of fair value adjustments under fresh start accounting.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Inventories

      The major classes of inventory are as follows (millions of dollars):

	Successor	Predecessor

	October 31,	January 31,
	2003	2003

Raw materials	$43.0	$48.3
Work-in-process	43.0	36.5
Finished goods	56.4	56.2
Spare parts and supplies	38.1	35.6

Total	$180.5	$176.6

(5)	Property, Plant and Equipment

      The major classes of property, plant and equipment are as follows (millions of dollars):

	Successor	Predecessor

	October 31,	January 31,
	2003	2003

Land	$40.0	$30.4
Buildings	204.0	256.0
Machinery and equipment	682.5	1,134.5
Capital lease assets	31.5	—

	958.0	1,420.9
Accumulated depreciation	(57.1)	(469.7)

Property, plant and equipment, net	$900.9	$951.2

(6)	Goodwill and Other Intangible Assets

      Intangible assets and goodwill consist of the following (millions of dollars):

	Successor			Predecessor

	October 31, 2003			January 31, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
Customer relationships and contracts	$160.5	$(3.6)	$156.9	$26.5	$(4.0)	$22.5
Licenses	—	—	—	13.4	(2.4)	11.0
Unpatented technology	32.9	(1.9)	31.0	33.5	(8.8)	24.7
Other	—	—	—	1.9	(1.0)	0.9

	$193.4	$(5.5)	$187.9	$75.3	$(16.2)	$59.1

Non amortized intangible assets:
Tradenames	$38.6			$43.5
Goodwill	$388.8			$191.3

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company expects that ongoing amortization expense will approximate between $13 million and $16 million in each of the next five fiscal years.

      As a result of applying fresh start accounting, the changes in the net carrying amount of goodwill during the first nine months of fiscal 2003 represent the elimination of $198.3 million of the Predecessor’s goodwill, the establishment of $390.9 million of the Successor’s goodwill, and the impact of foreign currency translation. Goodwill by segment for the Successor as of October 31, 2003 and for the Predecessor as of January 31, 2003 is presented in Note (13).

      Effective February 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be reviewed for impairment annually, rather than amortized into earnings. Any impairment to the amount of goodwill existing at the date of adoption is to be recognized as a cumulative effect of a change in accounting principle on that date.

      Upon adoption of SFAS No. 142 in fiscal 2002, the Company discontinued amortizing goodwill and indefinite-lived intangible assets into earnings. In connection with the transitional provisions of the Statement, the Company performed an assessment of whether there was an indication that goodwill was impaired as of the adoption date. To accomplish this, the Company determined the carrying value of each of its reporting units (i.e., one step below the segment level) by assigning the assets and liabilities, including existing goodwill and intangible assets, to the reporting units on February 1, 2002. As of that date, the Company had unamortized goodwill and other indefinite-lived intangibles of approximately $758.7 million that were subject to the transition provisions of SFAS No. 142. The Company determined the fair value of each reporting unit and compared those fair values to the carrying values of each reporting unit. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit (indicating that goodwill may be impaired), the Company performed the second step of the transitional impairment test. This test was required for five reporting units.

      In the second step, the Company compared the implied fair value of the reporting units’ goodwill with the carrying value of that goodwill, both of which were measured at the adoption date. The implied fair value of goodwill was determined by allocating the fair value of the reporting units to all of the assets (both recognized and unrecognized) and liabilities of the reporting units in a similar manner to a purchase price allocation in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation was the implied fair value of the reporting units’ goodwill. The carrying amounts of these reporting units exceeded the fair values, and the Company recorded an impairment charge of $554.4 million as of February 1, 2002 as a cumulative effect of a change in accounting principle as described above.

      The Company will test goodwill for impairment January 31 of each fiscal year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as provided for in SFAS No. 142.

Valuation of Intangible Assets as a result of Fresh Start Accounting

      The Company worked with and relied extensively on the expertise of external valuation consultants in arriving at its assigned values for intangible assets. In management’s opinion, the valuations appear reasonable and appropriate.

Customer Contracts

      Value was based on a review of contracts, award letters and purchase orders in existence for the Company’s Domestic Wheels, Domestic Components, and International Wheels reporting units. At the Company’s International Components and Commercial Highway reporting units, sales are not generated or

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

attributed to contracts but rather to customer relationships and therefore contracts were not valued. Value was determined on economic profits which exceeded a fair return on assets employed. The amortization period is based on the remaining contract terms.

Customer Relationships

      Customer relationships refers to likely new business from existing customers that is not currently booked. Automotive suppliers often receive future business as a result of being the incumbent on a program. Management and its outside valuation consultants had discussions on expected future business based on historic relationships and trends. Economic profit was based on expected future sales with a growth rate of 2% less projected contract sales. The amortization period was based on a review of historical data and discounting of cash flows. The International Components and Commercial Highway valuations were based on a review of projections provided which identified sales generated by existing customers with an attrition rate provided for loss of customers and indicated that no intangible asset existed for these reporting units.

Trade Names

      The “Hayes Lemmerz” trade name was valued using a royalty savings method. It assumes a third party would be willing to pay for the use of a name which represents a cost savings to the Company. Our outside valuation consultants identified other licensing agreements similar to ones that could be used by the Company as a benchmark for royalty rates. Using this data and historical use of the Company’s name, premiums earned on our products, excess earnings analysis and projected profitability identified that the International Wheels reporting unit could economically support a trade name. The name is a perpetual, non-wasting asset and therefore an indefinite life was assigned.

Technology

      Discussions were held between management and the external valuation consultant to identify specific technologies valuable to a potential acquirer. Additional discussions were then held with product development and engineering personnel to gain an understanding of the distinctiveness, development stage, third party agreements, royalty rates charged, and expected remaining useful life of each technology. The technologies were valued using a royalty savings method applied to sales projections for 2003 through 2007. Royalty rates were determined based on a review of discussions between management and the external valuation consultant and a review of royalty data for similar or comparable technologies. The amortization periods are based on the expected useful lives of the product or product program to which the technology relates.

(7)	Asset Impairments and Other Restructuring Charges

      In the third quarter of fiscal 2003, the Company updated its sales projections to reflect the termination and balancing out of certain programs. Based on those updated sales projections, and on the impact of improved operating efficiencies resulting from ongoing rationalization of production capacity, the Company determined that its current estimate of future undiscounted cash flows from its Gainesville, Georgia, La Mirada, California and Wabash, Indiana facilities will not be sufficient to recover the respective carrying values of those facilities’ property, plant and equipment. Accordingly, the Company recorded asset impairment losses of $19.6 million in the Successor three months ended October 31, 2003.

      The Company also recorded asset impairment losses and other restructuring charges of $6.4 million in the Predecessor four months ended May 31, 2003 and $10.0 million and $35.3 million in the Predecessor

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

three months and nine months ended October 31, 2002, respectively. Asset impairments and other restructuring charges by segment are as follows:

	Successor

	Three and Five Months Ended October 31, 2003

	Automotive
	Wheels	Components	Other	Total

Impairment of manufacturing facilities	$—	$0.8	$—	$0.8
Impairment of machinery, equipment and tooling	12.1	6.7	—	18.8

Total	$12.1	$7.5	$—	$19.6

	Predecessor

	Four Months Ended May 31, 2003

	Automotive
	Wheels	Components	Other	Total

Impairment of manufacturing facilities	$0.5	$0.1	$—	$0.6
Impairment of machinery, equipment and tooling	1.5	3.3	—	4.8
Facility closure costs	0.9	—	—	0.9
Severance and other restructuring costs	0.1	—	—	0.1

Total	$3.0	$3.4	$—	$6.4

	Predecessor

	Three and Five Months Ended October 31, 2002

	Automotive
	Wheels	Components	Other	Total

Impairment of manufacturing facilities	$0.3	$—	$—	$0.3
Impairment of machinery, equipment and tooling	5.3	—	—	5.3
Severance and other restructuring costs	0.9	—	3.5	4.4

Total	$6.5	$—	$3.5	$10.0

	Predecessor

	Nine Months Ended October 31, 2002

	Automotive
	Wheels	Components	Other	Total

Impairment of manufacturing facilities	$0.3	$0.3	$—	$0.6
Impairment of machinery, equipment and tooling	21.8	0.8	—	22.6
Facility closure costs	6.7	—	—	6.7
Severance and other restructuring costs	1.4	—	4.0	5.4

Total	$30.2	$1.1	$4.0	$35.3

Impairment of Facilities

      In the third quarter of fiscal 2003, the Company recorded an estimated asset impairment loss of $0.8 million on the Wabash, Indiana building, which was written down to fair value based on expected proceeds from the sale of such building.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the first quarter of fiscal 2003, the Predecessor Company recorded asset impairment losses of $0.6 million to write down the fair value of its Petersburg, Michigan facility and its Thailand greenfield site based on current real estate market conditions. The non-operating Petersburg, Michigan facility is currently held for sale by the Company as of October 31, 2003. The non-operating Thailand greenfield site previously classified as held for sale was sold by the Company in August 2003.

      Based on current real estate market conditions, the Company recorded an asset impairment charge of $0.3 million in the third quarter of fiscal 2002 to write down its Somerset, Kentucky facility to fair value. During the second quarter of fiscal 2002, an impairment charge of $0.3 million was recorded to write down the Petersburg facility to fair value based on real estate market conditions at that time.

Impairment of Machinery, Equipment and Tooling

      In the third quarter of fiscal 2003, the Company recorded estimated impairment losses of $18.8 million on machinery, equipment and production tooling at its Gainesville, Georgia, La Mirada, California and Wabash, Indiana manufacturing facilities. Such investments in fixed assets were written down to fair value.

      In May 2003, the Predecessor Company recorded asset impairment losses of $1.6 million on certain machinery and equipment in its Components segment due primarily to a change in management’s plan for the future use of idled machinery and equipment. Such investments in fixed assets were written down to fair value.

      During the first quarter of fiscal 2003, the Company recorded asset impairment losses of $1.5 million on certain machinery and equipment in its Automotive Wheels segment and $1.7 million in its Components segment due primarily to a change in management’s plan for the future use of idled machinery and equipment. Such investments in fixed assets were written down to fair value.

      During the third quarter of fiscal 2002, the Company recognized asset impairment losses of $5.3 million on certain machinery and equipment in the Automotive Wheel segment due to a change in management’s plan for the future use of idled machinery and equipment and the discontinuance of certain machinery and equipment due to changes in product mix. Such investments in fixed assets were written down to fair value.

      In the second quarter of fiscal 2002, the Company determined, based on its most recent sales projections for the facility, that its current estimate of the future undiscounted cash flows from its manufacturing facility in La Mirada, California will not be sufficient to recover the carrying value of the facility’s fixed assets and production tooling. Accordingly, the Company recorded an estimated impairment loss of $15.5 million in the second quarter of fiscal 2002 on those assets. During the second quarter of fiscal 2002, the Company also recognized asset impairment losses of $1.8 million on certain machinery and equipment due primarily to a change in management’s plan for the future use of idled machinery and equipment.

Facility Closures

      During the first four months of fiscal 2003, the Predecessor Company recognized additional restructuring charges of $0.9 million related to the closure of its Bowling Green, Kentucky facility. These charges relate to additional plant closure costs and terminated employee health care benefits. Of these and other closure costs previously recognized, approximately $1.3 million remain unpaid as of October 31, 2003 and are expected to be paid during fiscal 2004.

      In February 2002, the Company committed to a plan to close its manufacturing facility in Somerset, Kentucky. In connection with the closure of the Somerset facility (which commenced during February

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002), the Company recorded an estimated restructuring charge of $6.7 million in the first quarter of fiscal 2002. This charge included amounts related to lease termination costs and other closure costs including security and maintenance costs subsequent to the shut down date. The amount of the charge related to leases was $3.5 million and was classified as a liability subject to compromise until May 31, 2003. The lease termination costs were ultimately discharged under the Plan of Reorganization upon emergence from Chapter 11. Of the other closure costs, approximately $0.9 million remained unpaid as of October 31, 2003 and are expected to be paid during fiscal 2004.

      In fiscal 2002, the Company offered an early retirement option to approximately 30 employees, of whom 24 accepted by the respective acceptance date. In connection with this early retirement offer, the Company recorded a charge of $3.4 million primarily related to supplemental retirement benefits and continued medical benefits. The retirement benefit portion of the charge is recorded as a component of the Company’s accrued benefit cost of the applicable defined benefit plans, and will be funded as part of the requirements of those entire plans.

      As part of ongoing restructuring and rationalization of its operations, the Company recorded severance costs of $1.0 million in the third quarter of fiscal 2002, all of which had been paid by October 31, 2002.

Facility Exit Cost and Severance Accruals

      The following table describes the activity in the balance sheet accounts affected by the severance and other restructuring charges noted above during the nine months ended October 31, 2003 (millions of dollars):

		Severance
	January 31,	and Other			October 31,
	2003	Restructuring		Cash	2003
	Accrual	Charges	Reclassification	Payments	Accrual

Facility exit costs	$12.6	$0.9	$(7.5)	$(3.4)	$2.6
Severance	4.0	—	—	(2.9)	1.1

	$16.6	$0.9	$(7.5)	$(6.3)	$3.7

      Of the remaining $3.7 million of facility exit costs and severance accrued as of October 31, 2003, $2.2 million relates to the company’s Bowling Green and Somerset facilities discussed above, and the remainder relates to the Company’s Petersburg, Michigan facility and various European facilities, which are expected to be paid during fiscal 2004. Of the facility exit costs accrued as of January 31, 2003, $7.5 million relates to lease termination costs which were reclassified to liabilities subject to compromise and ultimately discharged under the Plan of Reorganization upon emergence from Chapter 11.

(8)     Long-Term Incentive Plan

      Upon the Effective Date, all options under the Predecessor Company’s stock option plans were cancelled and those plans were terminated in accordance with the Plan of Reorganization.

      In conjunction with the Plan of Reorganization, Old Hayes filed a proposed Long-Term Incentive Plan with the Bankruptcy Court. The Long-Term Incentive Plan was approved by the Bankruptcy Court on May 12, 2003 in connection with the confirmation of the Plan of Reorganization, and in accordance with Section 303 of the Delaware General Corporation Law, such approval constituted stockholder approval of the Long-Term Incentive Plan. The Long-Term Incentive Plan became effective on July 23, 2003, the date that the Plan was approved by New Hayes’ Board of Directors. No award may be granted under the Long-Term Incentive Plan after July 23, 2013.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Long-Term Incentive Plan provides for the grant of incentive stock options (“ISO’s”), stock options that do not qualify as ISOs, restricted shares of common stock, and restricted stock units (collectively, the “awards”). The number of shares subject to awards under the Long-Term Incentive Plan is 3,734,554 (subject to adjustment in certain circumstances as provided for in the plan). Any officer, director or key employee of the Company or any of its subsidiaries is eligible to be designated a participant in the Long-Term Incentive Plan.

      On July 28, 2003, New Hayes granted 1,887,162 stock options and 1,258,107 restricted stock units to certain employees and officers of the Company, and 65,455 options and 43,637 restricted stock units to non-employee members of New Hayes’ Board of Directors. The weighted average exercise price of the stock options was $13.93 per share, which was equal to the fair value on the date of grant. The stock options granted to certain employees and officers of the Company vest 25% per year over a four year period. The restricted stock units granted to certain employees and officers of the Company vest one third after three years and the remaining two thirds after four years. The stock options and restricted stock units granted to the non-employee directors vest over a two year period.

      As a result of issuing the restricted stock units discussed above and the restricted stock units issued under the CERP (see Note (1)), the Company will recognize compensation expense of $21.1 million in results of operations over the respective vesting periods. During the three months ended October 31, 2003, the Company recognized $2.1 million of compensation expense related to such restricted stock units.

(9)     Earnings Per Share

      No earnings (loss) per share is presented for the Company as none of its outstanding common stock is publicly traded.

(10)     Comprehensive Income (Loss)

      The components of comprehensive income (loss) for the five months ended October 31, 2003, the four months ended May 31, 2003 and the nine months ended October 31, 2002 are as follows (millions of dollars):

	Successor	Predecessor

	Five Months	Four Months	Nine Months
	Ended	Ended	Ended
	October 31,	May 31,	October 31,
	2003	2003	2002

Net income (loss)	$(21.8)	$1,043.0	$(611.8)
Currency translation adjustments	18.7	31.4	13.6
Elimination of Predecessor equity accounts under fresh start accounting	—	75.8	—
Reclassification adjustment for amount included in fresh start adjustment	—	(75.8)	—

Total comprehensive income (loss)	$(3.1)	$1,074.4	$(598.2)

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)     Bank Borrowings, Other Notes and Long-Term Debt

Bank Borrowings and Other Notes

      Bank borrowings and other notes of the Successor of $1.6 million at October 31, 2003 consists primarily of short-term credit facilities of the Company’s foreign subsidiaries which bear interest at rates ranging from 1.75% to 27.0%. Bank borrowings and other notes of the Predecessor of $15.8 million at January 31, 2003 consisted of short-term credit facilities of the Company’s foreign subsidiaries which bore interest at rates ranging from 2.25% to 10.75%, and a note issued in conjunction with the purchase of the Company’s Wheland foundry which was repaid on March 7, 2003.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Debt

      Long-term debt consists of the following (millions of dollars):

	Successor	Predecessor

	October 31,	January 31,
	2003	2003

DIP Facility	$—	$49.9
Bank term loan facility maturing February 3, 2005, weighted average interest rate of 8.4% at January 31, 2003	—	176.8
Bank revolving credit facility maturing through 2005, weighted average interest rate of 6.9% at January 31, 2003	—	573.8
Various foreign bank and government loans maturing through 2006, weighted average interest rates of 5.8% and 6.1% at October 31, 2003 and January 31, 2003	24.1	91.3
8 1/4% Senior Subordinated Notes due 2008	—	224.3
9 1/8% Senior Subordinated Notes due 2007	—	389.1
11% Senior Subordinated Notes due 2006	—	239.4
11 7/8% Senior Notes due 2006	—	300.0
New Term Loan maturing 2009, weighted average interest rate of 5.7% at October 31, 2003	448.9	—
10 1/2% New Senior Notes, net of discount, due 2010	248.5	—
Mortgage note payable	22.5	—
Capital lease obligations	16.4	10.7

	760.4	2,055.3
Less current portion of DIP Facility	—	49.9
Less current portion of long-term debt	11.6	—
Less current portion not subject to compromise	—	40.1
Less liabilities subject to compromise	—	1,903.4

Long-term debt	$748.8	$61.9

      As discussed in Note (1), the Debtors emerged from Chapter 11 on June 3, 2003. In connection with the Debtors’ emergence on the Effective Date, HLI entered into a $550.0 million senior secured credit facility, which was subsequently amended on October 16, 2003 by amendment No. 1 and Waiver to Credit Agreement to, among other things, reduce the interest rate on the term loan portion of the senior secured credit facility by 100 basis points, (as amended, the “New Credit Facility”). The New Credit Facility consists of a $450.0 million six-year amortizing term loan (the “New Term Loan”) and a five-year $100.0 million revolving credit facility (the “Revolving Credit Facility”). In addition, HLI issued on the Effective Date an aggregate of $250.0 million principal amount of 10 1/2% senior notes due 2010 (the “New Senior Notes”). The proceeds from the initial $450.0 million of borrowings under the New Credit Facility and the net proceeds from the New Senior Notes were used to make payments required under the Plan of Reorganization, including the repayment of the Company’s DIP Facility and a payment of $477.3 million to certain prepetition lenders, to pay related transaction costs and to refinance certain debt.

New Credit Facility

      The Term Loan Facility was made available to HLI in a single drawing on the Effective Date, payable in quarterly installments equal to 0.25% of the principal amount outstanding immediately following

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effectiveness of the Plan of Reorganization with the remaining balance payable on the sixth anniversary of the Effective Date. The first quarterly installment of $1.1 million was paid on October 31, 2003. The Revolving Credit Facility will be available until the fifth anniversary of the Effective Date, on which date all loans outstanding under the Revolving Credit Facility will become due and payable.

      The interest rates per annum under the New Credit Facility will, at HLI’s option, be: (A) for the Term Loan, either the LIBOR rate plus 3.75% or the alternate base rate plus 2.75%; and (B) for the Revolving Credit Facility: (i) for the first two fiscal quarters after the closing date of the New Credit Facility, either the LIBOR rate plus 3.50% or the alternate base rate plus 2.50%, and (ii) thereafter, such higher or lower rates determined by reference to New Hayes’ leverage ratio.

      The New Credit Facility contains covenants restricting New Hayes’ ability and the ability of its subsidiaries to issue more debt, pay dividends, repurchase stock, make investments, merge or consolidate, transfer assets and enter into transactions with affiliates. These restrictive covenants are customary for such facilities and subject to certain exceptions. The New Credit Facility also contains certain financial covenants regarding a maximum total leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. HLI’s obligations under the New Credit Facility are guaranteed by New Hayes and all of its material direct and indirect domestic subsidiaries.

      As of October 31, 2003, there were no outstanding borrowings and approximately $22.5 million in letters of credit issued under the Revolving Credit Facility. The amount available to borrow under the Revolving Credit Facility at October 31, 2003 was approximately $77.5 million.

New Senior Notes

      HLI issued $250.0 million aggregate principal amount of New Senior Notes on June 3, 2003. The New Senior Notes will mature on June 15, 2010. Interest on the New Senior Notes will accrue at a rate of 10 1/2% per annum and will be payable semi-annually in arrears on June 15 and December 15. On October 30, 2003, HLI commenced its offer to exchange up to $250,000,000 aggregate principal amount of outstanding 10 1/2% Senior Notes due 2010 of HLI for a like principal amount of 10 1/2% Senior Notes due 2010 of HLI. The exchange offer was registered under the Securities Act of 1933, as amended, to satisfy HLI’s obligations under the registration rights agreement entered into by HLI and the initial purchasers of the New Senior Notes. (See Note (15)).

      The New Senior Notes are senior, unsecured obligations of HLI and are effectively subordinated in right of payment to all existing and future secured debt of HLI to the extent of the value of the assets securing that debt, equal in right of payment with all existing and future senior debt of HLI, senior in right of payment to all subordinated debt of HLI.

      Except as set forth below, the New Senior Notes will not be redeemable at the option of HLI prior to June 15, 2007. Starting on that date, HLI may redeem all or any portion of the New Senior Notes, at once or over time, upon the terms and conditions set forth in the senior note indenture agreement (the “Indenture”). At any time prior to June 15, 2007, HLI may redeem all or any portion of the New Senior Notes, at once or over time, at a redemption price equal to 100% of the principal amount of the New Senior Notes to be redeemed, plus a specified “make-whole” premium. In addition, at any time and from time to time prior to June 15, 2006, HLI may redeem up to a maximum of 35% of the aggregate principal amount of the New Senior Notes with the proceeds of one or more public equity offerings at a redemption price equal to 110.50% of the principal amount thereof, plus accrued and unpaid interest.

      The Indenture provides for certain restrictions regarding additional debt, dividends and other distributions, additional stock of subsidiaries, certain investments, liens, transactions with affiliates, mergers, consolidations, and the transfer and sales of assets. The Indenture also provides that a holder of the New Senior Notes may, under certain circumstances, have the right to require that the Company repurchase

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such holder’s New Senior Notes upon a change of control of New Hayes, ParentCo or HLI. The New Senior Notes are unconditionally guaranteed as to the payment of principal, premium, if any, and interest, jointly and severally on a senior, unsecured basis by New Hayes and substantially all of its domestic subsidiaries (see Note (16)).

Other Financing

      In addition to the New Credit Facility and New Senior Notes as described above, the Company had other debt financing of $63.0 million as of October 31, 2003. These included borrowings under various foreign debt facilities in an aggregate amount of $24.1 million, capital lease obligations of $16.4 million and a mortgage note payable of $22.5 million.

(12)     Liabilities Subject to Compromise

      The principal categories of claims that were classified as liabilities subject to compromise under the reorganization proceedings are identified below.

Recorded Liabilities

      Prior to emergence, on a consolidated basis, recorded liabilities subject to compromise under the Chapter 11 proceedings consisted of the following (millions of dollars):

	May 31,	January 31,
	2003	2003

Accounts payable and accrued liabilities, principally trade	$155.8	$152.1
Credit Agreement:
Term loans	176.8	176.8
Revolving facility	573.8	573.8
Accrued interest	45.2	29.3
Old Senior Notes and Old Senior Subordinated Notes:
Face value	1,152.8	1,152.8
Accrued interest	49.0	49.0

Total	$2,153.4	$2,133.8

      The Bankruptcy Code generally disallows the payment of interest that would otherwise accrue postpetition with respect to unsecured or undersecured claims. The Company continued to record interest expense accruing postpetition with respect to the Company’s Third Amended and Restated Credit Agreement dated as of February 3, 1999 (the “Prepetition Credit Agreement”) because a significant portion of such accrued interest would be an allowed claim as part of the Plan of Reorganization. The amount of such unpaid interest recorded as of May 31, 2003 was $45.2 million, net of the May payment noted below, and was classified as a liability subject to compromise in the consolidated balance sheet as of that date.

      The DIP Facility provided for the postpetition cash payment at certain intervals of interest and fees accruing postpetition under the Company’s Prepetition Credit Agreement, if certain tests are satisfied relating to the liquidity position and earnings of the Company and its subsidiaries, and the repatriation of funds from foreign subsidiaries. On May 1, 2003, a payment of $1.2 million was made for a portion of accrued interest and fees with respect to this provision.

      The Company did not continue to record interest expense accruing postpetition with respect to the Old Senior Notes and the Company’s 11% Senior Subordinated Notes due 2006, 9 1/8% Senior

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subordinated Notes due 2007, and 8 1/4% Senior Subordinated Notes due 2008 (the “Old Senior Subordinated Notes”) because such interest would not be an allowed claim as part of the Plan of Reorganization. The amount of such interest accruing postpetition that had not been recorded as of May 31, 2003 and January 31, 2003 was $174.9 million and $136.3 million, respectively. The recorded amount of prepetition accrued interest was $49.0 million, which was classified as a liability subject to compromise in the consolidated balance sheets as of May 31, 2003 and January 31, 2003.

Contingent Liabilities

      Contingent liabilities of the Debtors as of the Chapter 11 Filing date are also subject to compromise. The Company is a party to litigation matters and claims that are normal in the course of its operations. Generally, litigation related to “claims,” as defined by the Bankruptcy Code, is stayed. Also, as a normal part of their operations, the Company’s subsidiaries undertake certain contractual obligations, warranties and guarantees in connection with the sale of products or services. Resolution of these matters cannot be predicted with certainty.

(13)     Segment Reporting

      The Company is organized based primarily on markets served and products produced. Under this organization structure, the Company’s operating segments have been aggregated into three reportable segments: Automotive Wheels, Components, and Other. The Other category includes Commercial Highway products, the corporate office and elimination of intercompany activities, none of which meet the requirements of being classified as an operating segment. Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items is used as a non-GAAP measure of the Company’s primary profitability measure because it excludes fresh start accounting adjustments and reorganization items which do not represent normal operating performance of the Company as these items relate only to the Company’s Chapter 11 Filings and emergence.

      The following tables present revenues and other financial information by business segment (millions of dollars):

	Successor

	As of and for the Three Months Ended October 31, 2003

	Automotive
	Wheels	Components	Other	Total

Net sales	$310.1	$188.8	$32.0	$530.9
Earnings (loss) from operations	10.6	4.8	(1.5)	13.9
Asset impairments and other restructuring charges	(12.1)	(7.5)	—	(19.6)
Goodwill	300.1	88.7	—	388.8
Total assets	1,424.1	619.6	181.8	2,225.5

	Predecessor

	Three Months Ended October 31, 2002

	Automotive
	Wheels	Components	Other	Total

Net sales	$307.8	$203.7	$23.9	$535.4
Earnings (loss) from operations	21.4	17.4	(11.9)	26.9
Reorganization items	(0.1)	—	(6.9)	(7.0)
Fresh start accounting adjustments	—	—	—	—

Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items	$21.5	$17.4	$(5.0)	$33.9

Asset impairments and other restructuring charges	$(6.5)	$—	$(3.5)	$(10.0)

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Successor

	Five Months Ended October 31, 2003

	Automotive
	Wheels	Components	Other	Total

Net sales	$509.4	$299.4	$50.4	$859.2
Earnings (loss) from operations	19.1	3.4	(6.2)	16.3
Asset impairments and other restructuring charges	(12.1)	(7.5)	—	(19.6)

	Predecessor

	Four Months Ended May 31, 2003

	Automotive
	Wheels	Components	Other	Total

Net sales	$403.5	$248.1	$38.2	$689.8
Earnings (loss) from operations	85.4	37.2	(72.1)	50.5
Reorganization items	(0.1)	0.2	(45.1)	(45.0)
Fresh start accounting adjustments	57.9	27.7	(22.5)	63.1

Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items	$27.6	$9.3	$(4.5)	$32.4

Asset impairments and other restructuring charges	$(3.0)	$(3.4)	$—	$(6.4)
Extraordinary gain on debt discharge	81.1	58.3	937.3	1,076.7

	Predecessor

	As of January 31, 2003

	Automotive
	Wheels	Components	Other	Total

Goodwill	$189.6	$—	$1.7	$191.3
Total assets	$1,049.0	$546.4	$251.2	$1,846.6

	Predecessor

	Nine Months Ended October 31, 2002

	Automotive
	Wheels	Components	Other	Total

Net sales	$883.7	$568.6	$73.8	$1,526.1
Earnings (loss) from operations	16.8	22.6	(39.8)	(0.4)
Reorganization items	(9.3)	0.9	(26.5)	(34.9)

Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items	$26.1	$21.7	$(13.3)	$34.5

Asset impairments and other restructuring charges	$(30.2)	$(1.1)	$(4.0)	$(35.3)
Cumulative effect of change in accounting principle	(127.1)	(342.8)	(84.5)	(554.4)

(14)     Taxes on Income

      Income tax expense was $8.7 million for the Successor five months ended October 31, 2003. This expense is the result of tax related to operations in foreign jurisdictions as well as various states.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income tax expense was $60.3 million for the Predecessor four months ended May 31, 2003. This expense is the result of recording deferred tax liabilities related to fresh start accounting adjustments in foreign jurisdictions, $6.5 million of state tax related to the merger between Old Hayes and HLI, and tax related to operations in foreign jurisdictions as well as various states.

      The Company has determined that a valuation allowance is required against all net deferred tax assets in the United States and certain deferred tax assets in foreign jurisdictions. As such, there is no United States federal income tax benefit recorded against current losses.

(15)     Subsequent Events

Primary and Secondary Public Offering of New Common Stock

      On November 14, 2003, New Hayes filed a registration statement on Form S-3 with the SEC covering a primary offering of approximately 5.4 million shares of New Common Stock to be sold by New Hayes (plus 1,620,000 shares subject to an over-allotment option) and approximately 5.4 million secondary shares of New Common Stock to be sold by AP Wheels, LLC (“AP Wheels”), an affiliate of Apollo Management V, L.P.

      New Hayes and the Company intend to use the net proceeds received from the shares sold in the offering to repay a portion of the Company’s outstanding debt and for general corporate purposes. New Hayes and the Company will not receive any of the net proceeds from the sale of shares by AP Wheels.

Acquisition

      In November 2003, the Company acquired an additional 35% ownership interest in its Turkish joint venture for $13.9 million in cash and will pay an additional $1.1 million in the first quarter of fiscal 2004. As a result of this acquisition, the Company owns 60% of Hayes Lemmerz Jantas Jant Sanayi ve Ticaret A.S., which will be a consolidated subsidiary of the Company beginning in the fourth quarter of fiscal 2003. As part of this transaction, the Company sold an approximate 7.8% interest in another Turkish subsidiary, Hayes Lemmerz-Inci Jant Sanayi A.S., for $2.4 million. This sale reduced the Company’s holdings in Hayes Lemmerz-Inci Jant Sanayi A.S. to 60%.

Exchange Offer

      On November 28, 2003, HLI completed its offer to exchange up to $250,000,000 aggregate principal amount of outstanding 10 1/2% Senior Notes due 2010 of HLI for a like principal amount of 10 1/2% Senior Notes due 2010 of HLI. The exchange offer was registered under the Securities Act of 1933, as amended, to satisfy HLI’s obligations under the registration rights agreement entered into by HLI and the initial purchasers of the New Senior Notes. All of the $250,000,000 aggregate principal amount of the outstanding New Senior Notes were tendered and accepted for exchange.

NASDAQ Listing

      On December 2, 2003, New Hayes’ New Common Stock began trading on the NASDAQ National Market under the symbol “HAYZ.”

(16)     Condensed Consolidating Financial Statements

      The following condensed consolidating financial statements present the financial information required with respect to those entities which guarantee certain of the Company’s debt.

      The condensed consolidating financial statements are presented on the equity method. Under this method, the investments in subsidiaries are recorded at cost and adjusted for the Company’s share of the

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiaries’ cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Guarantor and Nonguarantor Financial Statements

      As further discussed in Notes (1) and (11), in connection with the Plan of Reorganization, HLI issued $250.0 million aggregate principal amount of the New Senior Notes (the “Issuer”). The New Senior Notes are guaranteed by New Hayes and substantially all of New Hayes’ domestic subsidiaries (other than HLI as the issuer of the New Senior Notes) (collectively, the “Guarantor Subsidiaries”). None of New Hayes’ foreign subsidiaries have guaranteed the New Senior Notes, nor have two of New Hayes’ domestic subsidiaries owned by foreign subsidiaries of New Hayes (collectively, the “Nonguarantor Subsidiaries”).

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Successor Company
For the Three Months Ended October 31, 2003

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

	(Millions of dollars)

	(Unaudited)
Net sales	$1.1	$303.5	$238.9	$(12.6)	$530.9
Cost of goods sold	4.5	268.6	201.1	(12.6)	461.6

Gross profit (loss)	(3.4)	34.9	37.8	—	69.3
Marketing, general and administration	(0.4)	15.8	11.5	—	26.9
Engineering and product development	2.6	2.0	1.6	—	6.2
Equity in (earnings) losses of subsidiaries and joint ventures	7.4	0.7	—	(8.1)	—
Asset impairments and other restructuring charges	—	19.6	—	—	19.6
Other expense (income), net	0.1	0.4	2.2	—	2.7

Earnings (loss) from operations	(13.1)	(3.6)	22.5	8.1	13.9
Interest (income) expense, net	(5.2)	14.7	5.2	—	14.7

Earnings (loss) before subsidiary preferred stock dividends, taxes on income and minority interest	(7.9)	(18.3)	17.3	8.1	(0.8)
Preferred stock dividends	0.2	—	—	—	0.2

Earnings (loss) before taxes on income and minority interest	(8.1)	(18.3)	17.3	8.1	(1.0)
Income tax provision	—	0.6	5.5	—	6.1

Earnings (loss) before minority interest	(8.1)	(18.9)	11.8	8.1	(7.1)

Minority interest	—	—	1.0	—	1.0

Net income (loss)	(8.1)	$(18.9)	$10.8	$8.1	$(8.1)

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Predecessor Company
For the Three Months Ended October 31, 2002

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

	(Millions of dollars)

	(Unaudited)
Net sales	$63.0	$266.7	$214.4	$(8.7)	$535.4
Cost of goods sold	58.6	236.6	178.2	(8.7)	464.7

Gross profit (loss)	4.4	30.1	36.2	—	70.7
Marketing, general and administration	3.2	10.0	10.3	—	23.5
Engineering and product development	1.3	2.3	1.5	—	5.1
Equity in (earnings) losses of subsidiaries and joint ventures	(16.8)	—	—	16.8	—
Asset impairments and other restructuring charges	4.7	4.1	1.2	—	10.0
Other expense (income), net	(0.5)	(1.4)	0.1	—	(1.8)
Reorganization items	6.9	0.3	(0.2)	—	7.0

Earnings (loss) from operations	5.6	14.8	23.3	(16.8)	26.9
Interest expense, net	3.0	10.2	5.8	—	19.0

Earnings (loss) before taxes on income and minority interest	2.6	4.6	17.5	(16.8)	7.9
Income tax provision	(1.1)	0.5	3.6	—	3.0

Earnings (loss) before minority interest	3.7	4.1	13.9	(16.8)	4.9
Minority interest	—	—	1.2	—	1.2

Net income (loss)	$3.7	$4.1	$12.7	$(16.8)	$3.7

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Successor Company
For the Five Months Ended October 31, 2003

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

	(Millions of dollars)

	(Unaudited)
Net sales	$1.9	$463.0	$412.7	$(18.4)	$859.2
Cost of goods sold	8.4	419.0	351.5	(18.4)	760.5

Gross profit (loss)	(6.5)	44.0	61.2	—	98.7
Marketing, general and administration	2.1	24.9	20.6	—	47.6
Engineering and product development	4.1	3.3	3.0	—	10.4
Equity in (earnings) losses of subsidiaries and joint ventures	16.1	1.0	—	(17.1)	—
Asset impairments and other restructuring charges	—	19.6	—	—	19.6
Other expense (income), net	0.3	(0.4)	4.9	—	4.8

Earnings (loss) from operations	(29.1)	(4.4)	32.7	17.1	16.3
Interest (income) expense, net	(7.6)	23.2	11.7	—	27.3

Earnings (loss) before subsidiary preferred stock dividends, taxes on income and minority interest	(21.5)	(27.6)	21.0	17.1	(11.0)
Preferred stock dividends	0.3	—	—	—	0.3

Earnings (loss) before taxes on income and minority interest	(21.8)	(27.6)	21.0	17.1	(11.3)
Income tax provision	—	1.1	7.6	—	8.7

Earnings (loss) before minority interest	(21.8)	(28.7)	13.4	17.1	(20.0)

Minority interest	—	—	1.8	—	1.8

Net income (loss)	$(21.8)	$(28.7)	$11.6	$17.1	$(21.8)

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Predecessor Company
For the Four Months Ended May 31, 2003

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

	(Millions of dollars)

	(Unaudited)
Net sales	$61.0	$330.3	$307.0	$(8.5)	$689.8
Cost of goods sold	61.3	297.6	260.9	(8.5)	611.3

Gross profit (loss)	(0.3)	32.7	46.1	—	78.5
Marketing, general and administration	2.6	16.3	16.1	(1.5)	33.5
Engineering and product development	2.9	2.8	2.4	—	8.1
Equity in (earnings) losses of subsidiaries and joint ventures	(132.1)	(7.9)	(0.1)	140.1	—
Asset impairments and other restructuring charges	0.3	4.9	1.2	—	6.4
Other expense (income), net	(0.3)	(1.4)	(1.0)	0.8	(1.9)
Fresh Start accounting adjustments	—	(18.9)	(44.2)	—	(63.1)
Reorganization items	13.3	31.7	—	—	45.0

Earnings (loss) from operations	113.0	5.2	71.7	(139.4)	50.5
Interest expense, net	2.8	16.4	3.5	—	22.7

Earnings (loss) before taxes on income, minority interest and extraordinary gain on debt discharge	110.2	(11.2)	68.2	(139.4)	27.8
Income tax provision	(0.3)	7.4	53.2	—	60.3

Earnings (loss) before minority interest and extraordinary gain on debt discharge	110.5	(18.6)	15.0	(139.4)	(32.5)
Minority interest	—	—	1.2	—	1.2

Earnings (loss) before extraordinary gain on debt discharge	110.5	(18.6)	13.8	(139.4)	(33.7)
Extraordinary gain on debt discharge	932.5	142.9	1.3	—	1,076.7

Net income (loss)	$1,043.0	$124.3	$15.1	$(139.4)	$1,043.0

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Predecessor Company
For the Nine Months Ended October 31, 2002

		Guarantor	Nonguarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

	(Millions of dollars)

	(Unaudited)
Net sales	$180.6	$761.7	$606.9	$(23.1)	$1,526.1
Cost of goods sold	180.6	701.8	513.2	(23.5)	1,372.1

Gross profit (loss)	—	59.9	93.7	0.4	154.0
Marketing, general and administration	11.3	32.9	29.9	—	74.1
Engineering and product development	3.5	7.6	4.5	—	15.6
Equity in (earnings) losses of subsidiaries and joint ventures	546.2	(7.8)	(0.7)	(537.7)	—
Asset impairments and other restructuring charges	5.7	27.4	2.2	—	35.3
Other expense (income), net	3.8	(4.7)	(4.6)	—	(5.5)
Reorganization items	26.6	8.3	—	—	34.9

Earnings (loss) from operations	(597.1)	(3.8)	62.4	538.1	(0.4)
Interest expense, net	5.8	31.5	16.4	—	53.7

Earnings (loss) before taxes on income, minority interest and cumulative effect of change in accounting principle	(602.9)	(35.3)	46.0	538.1	(54.1)
Income tax provision	(13.8)	1.4	13.0	—	0.6

Earnings (loss) before minority interest and cumulative effect of change in accounting principle	(589.1)	(36.7)	33.0	538.1	(54.7)
Minority interest	—	—	2.7	—	2.7

Earnings (loss) before cumulative effect of change in accounting principle	(589.1)	(36.7)	30.3	538.1	(57.4)
Cumulative effect of change in accounting principle	(22.7)	(498.5)	(33.2)	—	(554.4)

Net income (loss)	$(611.8)	$(535.2)	$(2.9)	$538.1	$(611.8)

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
Successor Company
As of October 31, 2003

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

	(Millions of dollars)
	(Unaudited)
Cash and cash equivalents	$18.3	$—	$90.7	$—	$109.0
Receivables	3.5	141.7	183.8	—	329.0
Inventories	5.7	86.8	91.1	(3.1)	180.5
Prepaid expenses and other	39.0	12.3	7.2	(42.0)	16.5

Total current assets	66.5	240.8	372.8	(45.1)	635.0
Net property, plant and equipment	31.7	358.2	511.0	—	900.9
Goodwill and other assets	1,558.9	172.1	313.9	(1,355.3)	689.6

Total assets	$1,657.1	$771.1	$1,197.7	$(1,400.4)	$2,225.5

Bank borrowings and other notes	$—	$—	$1.6	$—	$1.6
Current portion of long-term debt	4.5	—	7.1	—	11.6
Accounts payable and accrued liabilities	91.0	100.1	207.0	(41.5)	356.6

Total current liabilities	95.5	100.1	215.7	(41.5)	369.8
Long-term debt, net of current portion	715.4	8.4	25.0	—	748.8
Pension and other long-term liabilities	272.2	1.1	256.2	—	529.5
Redeemable preferred stock	10.3	—	—	—	10.3
Minority interest	—	—	14.5	—	14.5
Parent loans	11.1	(1.0)	276.0	(286.1)	—
Common stock	—	—	—	—	—
Additional paid-in capital	555.7	691.5	392.5	(1,084.0)	555.7
Retained earnings (accumulated deficit)	(21.8)	(28.7)	11.6	17.1	(21.8)
Accumulated other comprehensive loss	18.7	(0.3)	6.2	(5.9)	18.7

Total stockholders’ equity	552.6	662.5	410.3	(1,072.8)	552.6

Total liabilities and stockholder’s equity	$1,657.1	$771.1	$1,197.7	$(1,400.4)	$2,225.5

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS
Predecessor Company
As of January 31, 2003

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

	(Millions of dollars)
Cash and cash equivalents	$13.3	$—	$52.8	$—	$66.1
Receivables	29.9	98.9	147.8	—	276.6
Inventories	26.1	72.2	78.3	—	176.6
Prepaid expenses and other	4.9	20.7	6.9	—	32.5

Total current assets	74.2	191.8	285.8	—	551.8
Net property, plant and Equipment	111.5	393.2	446.5	—	951.2
Goodwill and other assets	378.5	172.4	269.3	(476.6)	343.6

Total assets	$564.2	$757.4	$1,001.6	$(476.6)	$1,846.6

DIP Facility	$49.9	$—	$—	$—	$49.9
Bank borrowings and other notes	—	2.0	13.8	—	15.8
Current portion of long-term Debt	—	—	40.1	—	40.1
Accounts payable and accrued Liabilities	58.9	59.1	172.0	(21.3)	268.7

Total current liabilities	108.8	61.1	225.9	(21.3)	374.5
Long-term debt, net of current Portion	—	—	61.9	—	61.9
Pension and other long-term Liabilities	106.2	51.7	176.5	—	334.4
Minority interest	—	—	16.4	—	16.4
Parent loans	(598.2)	411.3	186.9	—	—
Liabilities subject to Compromise	2,021.8	110.5	1.5	—	2,133.8
Common stock	0.3	—	—	—	0.3
Additional paid-in capital	235.1	1,144.9	328.3	(1,473.2)	235.1
Common stock in treasury at Cost	(25.7)	—	—	—	(25.7)
Retained earnings (accumulated deficit)	(1,176.9)	(951.9)	67.8	884.1	(1,176.9)
Accumulated other comprehensive Loss	(107.2)	(70.2)	(63.6)	133.8	(107.2)

Total stockholders’ equity (deficit)	(1,074.4)	122.8	332.5	(455.3)	(1,074.4)

Total liabilities and stockholder’s equity (deficit)	$564.2	$757.4	$1,001.6	$(476.6)	$1,846.6

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Successor Company
For the Five Months Ended October 31, 2003

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

	(Millions of dollars)

	(Unaudited)
Cash flows provided by (used for) operating activities	$(9.4)	$26.1	$37.8	$—	$54.5
Cash flows from investing activities:
Acquisition of property, plant, equipment, and tooling	(1.9)	(22.5)	(16.7)	—	(41.1)
Proceeds from sale of assets and businesses	0.2	0.1	0.5	—	0.8

Cash used for investing activities	(1.7)	(22.4)	(16.2)	—	(40.3)

Cash flows from financing activities:
Increase in bank borrowings, revolving facility and DIP facility	—	—	(11.9)	—	(11.9)
Repayment of Term Debt	—	—	(1.1)	—	(1.1)
Repayment of bank borrowings, revolving facility, and long term debt from refinancing	—	—	(74.0)	—	(74.0)

Cash used for financing activities	—	—	(87.0)	—	(87.0)
Increase (decrease) in parent loans and advances	(78.6)	(3.4)	82.0	—	—
Effect of exchange rates of cash and cash equivalents	—	—	2.7	—	2.7

Net increase (decrease) in cash and cash equivalents	(89.7)	0.3	19.3	—	(70.1)
Cash and cash equivalents at beginning of period	108.0	(0.3)	71.4	—	179.1

Cash and cash equivalents at end of period	$18.3	$—	$90.7	$—	$109.0

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Predecessor Company
For the Four Months Ended May 31, 2003

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

	(Millions of dollars)

	(Unaudited)
Cash flows provided by (used for) operating activities	$(7.5)	$14.7	$23.9	$—	$31.1
Cash flows from investing activities:
Acquisition of property, plant, equipment, and tooling	(24.9)	(15.4)	(9.6)	—	(49.9)
Proceeds from sale of non-core Businesses	—	0.5	0.3	—	0.8
Purchase of businesses	—	—	—	—	—
Other, net	—	—	—	—	—

Cash provided by (used for) investing activities	(24.9)	(14.9)	(9.3)	—	(49.1)

Cash flows from financing activities:
Increase in bank borrowings, revolving facility and DIP facility	(49.9)	—	—	—	(49.9)
Repayment of bank borrowings, revolving facility, and long term debt from refinancing	178.8	(2.0)	—	—	176.8

Cash provided by (used for) financing Activities	128.9	(2.0)	—	—	126.9
Increase (decrease) in parent loans and Advances	(1.9)	2.2	(0.3)	—	—
Effect of exchange rates of cash and cash equivalents	—	—	4.1	—	4.1

Net increase (decrease) in cash and cash equivalents	94.6	—	18.4	—	113.0
Cash and cash equivalents at beginning of period	13.3	—	52.8	—	66.1

Cash and cash equivalents at end of Period	$107.9	$—	$71.2	$—	$179.1

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Predecessor Company
For the Nine Months Ended October 31, 2002

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total

	(Millions of dollars)

	(Unaudited)
Cash flows provided by (used for) operating activities	$(11.7)	$6.7	$48.9	$—	$43.9
Cash flows from investing activities:
Acquisition of property, plant, equipment, and tooling	(6.6)	(33.4)	(29.9)	—	(69.9)
Proceeds from sale of non-core businesses	—	0.8	8.3	—	9.1
Purchase of businesses	—	(2.1)	(5.1)	—	(7.2)

Cash provided by (used for) investing activities	(6.6)	(34.7)	(26.7)	—	(68.0)
Cash flows from financing activities:
Increase in bank borrowings, revolving facility and DIP facility	41.1	—	(20.1)	—	21.0
Repayment of bank borrowings, revolving facility, and long term debt from refinancing	—	1.0	(1.0)	—	—

Cash provided by (used for) financing activities	41.1	1.0	(21.1)	—	21.0
Increase (decrease) in parent loans and advances	(22.2)	27.0	(4.8)	—	—
Effect of exchange rates of cash and cash equivalents	—	—	3.3	—	3.3

Net increase (decrease) in cash and cash equivalents	0.6	—	(0.4)	—	0.2
Cash and cash equivalents at beginning of period	11.3	0.4	33.5	—	45.2

Cash and cash equivalents at end of period	$11.9	$0.4	$33.1	$—	$45.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of Business, Chapter 11 Filings and Emergence from Chapter 11

      This discussion should be read in conjunction with Hayes Lemmerz International, Inc.’s (“Old Hayes”) Annual Report on Form 10-K for the fiscal year ended January 31, 2003 as filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2003 and the other information included herein.

Description of Business

      Unless otherwise indicated, references to “Company” mean (i) prior to the effectiveness of Old Hayes’ Plan of Reorganization (as defined below) and the related restructuring, to Old Hayes and its consolidated subsidiaries (the “Predecessor”), and (ii) after the effectiveness of Old Hayes’ Plan of Reorganization and the related restructuring, to HLI Operating Company, Inc. and its consolidated subsidiaries (the “Successor”). References to fiscal year means the Company’s year commencing on February 1 of that year and ending on January 31 of the following year (i.e., “fiscal 2003” refers to the period beginning February 1, 2003 and ending January 31, 2004, “fiscal 2002” refers to the period beginning February 1, 2002 and ending January 31, 2003).

      The Company is a leading supplier of wheels, wheel-end attachments, aluminum structural components and automotive brake components. The Company is the world’s largest manufacturer of automotive wheels. In addition, the Company also designs and manufactures wheels and brake components for commercial highway vehicles, and powertrain components and aluminum non-structural components for the automotive, commercial highway, heating and general equipment industries.

      The Company is organized based primarily on markets served and products produced. Under this organization structure, the Company’s operating segments have been aggregated into three reportable segments: Automotive Wheels, Components and Other. The Automotive Wheels segment includes results from the Company’s operations that primarily design and manufacture fabricated steel and cast aluminum wheels for original equipment manufacturers in the global passenger car and light vehicle markets. The Components segment includes results from the Company’s operations that primarily design and manufacture suspension, brake and powertrain components for original equipment manufacturers and Tier 1 suppliers in the global passenger car and light vehicle markets. The Other segment includes results from the Company’s operations that primarily design and manufacture wheel and brake products for commercial highway and aftermarket customers in North America. The Other category includes Commercial Highway products, the corporate office and elimination of intercompany activities, none of which meet the requirements of being classified as an operating segment.

Chapter 11 Filings

      On December 5, 2001, Old Hayes, 30 of its wholly-owned domestic subsidiaries and one wholly-owned Mexican subsidiary (collectively, the “Debtors”) filed voluntary petitions for reorganization relief (the “Chapter 11 Filings” or the “Filings”) under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).

      On December 16, 2002, certain of the Debtors filed a proposed joint plan of reorganization with the Bankruptcy Court. On April 9, 2003, the Debtors filed a modified first amended joint plan of reorganization (the “Plan of Reorganization”) which received the requisite support from creditors authorized to vote thereon. The following five Debtors were not proponents of the Plan of Reorganization and are not subject to the terms thereof: HLI Netherlands Holdings, Inc., CMI Quaker Alloy, Inc., Hayes Lemmerz Funding Company, LLC, Hayes Lemmerz Funding Corporation, and Hayes Lemmerz International Import, Inc. (collectively, the “Non-reorganizing Debtors”).

      The Plan of Reorganization provided for the cancellation of the existing common stock of Old Hayes and the issuance of cash, new common stock in the reorganized Company and other property to certain creditors of Old Hayes in respect of certain classes of claims. The Plan of Reorganization was confirmed by an order of the Bankruptcy Court on May 12, 2003, which order has become final and non-appealable.

Emergence from Chapter 11

      On June 3, 2003 (the “Effective Date”), Old Hayes and each of the 27 Debtors proposing the Plan of Reorganization emerged from Chapter 11 proceedings pursuant to the Plan of Reorganization, which was confirmed by an order of the Bankruptcy Court on May 12, 2003, which order has become final and non-appealable. The Non-reorganizing Debtors were not proponents of the Plan of Reorganization and are not subject to the terms thereof. On June 3, 2003, the Bankruptcy Court entered an order dismissing the Chapter 11 Filings of the Non-reorganizing Debtors.

      Pursuant to the Plan of Reorganization, Old Hayes caused the formation of (i) a new holding company, HLI Holding Company, Inc., a Delaware corporation (“HoldCo”), (ii) HLI Parent Company, Inc., a Delaware corporation and a wholly owned subsidiary of HoldCo (“ParentCo”), and (iii) HLI Operating Company, Inc, a Delaware corporation and a wholly owned subsidiary of ParentCo (“HLI”). On the Effective Date, (i) HoldCo was renamed Hayes Lemmerz International, Inc. (“New Hayes”), (ii) New Hayes contributed to ParentCo 30,0000,000 shares of its common stock, par value $.01 per share (the “New Common Stock”), and 957,447 series A warrants and 957,447 series B warrants to acquire New Common Stock of New Hayes (the “Series A Warrants” and “Series B Warrants,” respectively), (iii) ParentCo in turn contributed such shares of New Common Stock and Series A Warrants and Series B Warrants to HLI and (iv) pursuant to an Agreement and Plan of Merger, dated as of June 3, 2003 (the “Merger Agreement”), between Old Hayes and HLI, Old Hayes was merged with and into HLI (the “Merger”), with HLI continuing as the surviving corporation.

      Pursuant to the Plan of Reorganization and as a result of the Merger, all of the issued and outstanding shares of common stock, par value $.01 per share, of Old Hayes (the “Old Common Stock”), and any other outstanding equity securities of Old Hayes, including all options and warrants, were cancelled. The holders of the existing voting common stock of Old Hayes immediately before confirmation did not receive any voting shares of the emerging entity or any other consideration under the Plan of Reorganization as a result of their ownership interests of the Predecessor. This represented a complete change of control in the ownership of Old Hayes. Promptly following the Merger, HLI distributed to certain holders of allowed claims, under the terms of the Plan of Reorganization, an amount in cash, the New Common Stock, the Series A Warrants, the Series B Warrants and the Preferred Stock (as defined below). Prior to the Merger, the Old Common Stock was registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In reliance on Rule 12g-3(a) of the Exchange Act, by virtue of the status of New Hayes as a successor issuer to the Company, the New Common Stock is deemed registered under Section 12(g) of the Exchange Act. The Company filed a Form 15 with the SEC to terminate the registration of the Old Common Stock under the Exchange Act.

      Pursuant to the terms of the Plan of Reorganization, HLI issued 100,000 shares of Preferred Stock, par value $1.00, of HLI (the “Preferred Stock”) to the holders of certain allowed claims. In accordance with the terms of the Preferred Stock, the shares of Preferred Stock are, at the holder’s option, exchangeable into a number of fully paid and nonassessable shares of New Common Stock equal to (i) the aggregate liquidation preference of the shares of Preferred Stock so exchanged ($100 per share plus all accrued and unpaid dividends thereon (whether or not declared) to the exchange date) divided by (ii) 125% of the “Emergence Share Price.” As determined pursuant to the terms of the Plan of Reorganization, the Emergence Share Price is $18.50.

      In connection with the Debtors’ emergence from Chapter 11, on the Effective Date, HLI entered into a $550.0 million senior secured credit facility, which was subsequently amended on October 16, 2003 by Amendment No. 1 and Waiver to Credit Agreement, to, among other things, reduce the interest rate on the term loan portion of the senior secured credit facility by 100 basis points, (as amended, the “New Credit Facility”). The New Credit Facility consists of a $450.0 million six-year amortizing term loan (the “New Term Loan”) and a five-year $100.0 million revolving credit facility (the “Revolving Credit

Facility”). In addition, HLI issued on the Effective Date an aggregate of $250.0 million principal amount of 10 1/2% senior notes due 2010 (the “New Senior Notes”). The proceeds from the initial $450.0 million of borrowings under the New Credit Facility and the net proceeds from the New Senior Notes were used to make payments required under the Plan of Reorganization, including the repayment of the Company’s DIP Facility and a payment of $477.3 million to certain prepetition lenders, to pay related transaction costs and to refinance certain debt.

Reorganization Items

      Reorganization items as reported in the consolidated statements of operations included herein are comprised of income, expense and loss items that were realized or incurred by the Debtors as a direct result of the Company’s decision to reorganize under Chapter 11. During the four months ended May 31, 2003 and the three months and nine months ended October 31, 2002, respectively, reorganization items were as follows (millions of dollars):

	Predecessor

	Four Months	Three Months	Nine Months
	Ended	Ended	Ended
	May 31,	October 31,	October 31,
	2003	2002	2002

Critical employee retention plan provision	$11.7	$0.8	$6.0
Estimated accrued liability for rejected prepetition leases and contracts	—	—	9.5
Professional fees directly related to the Filing	30.8	6.3	20.9
Creditors’ Trust obligation	2.0	—	—
Settlement of prepetition liabilities	—	—	(1.2)
Other	0.5	(0.1)	(0.3)

Total	$45.0	$7.0	$34.9

      On May 30, 2002, the Bankruptcy Court entered an order approving, among other things, the critical employee retention plan (the “CERP”) filed with the Bankruptcy Court in February 2002 which was designed to compensate certain critical employees in order to assure their retention and availability during the Company’s restructuring. The plan has two components which (i) rewarded critical employees who remained with the Company (and certain affiliates of the Company who are not directly involved in the restructuring) during and through the completion of the restructuring (the “Retention Bonus”) and (ii) provided additional incentives to a more limited group of the most senior critical employees if the enterprise value upon completing the restructuring exceeded an established baseline (the “Restructuring Performance Bonus”).

      Thirty-five percent, or approximately $3.0 million, of the Retention Bonus was paid on October 1, 2002. The remaining portion of the Retention Bonus of approximately $5.9 million was paid on June 13, 2003. Further, the Restructuring Performance Bonus provided under the CERP was paid after the consummation of the restructuring as discussed below.

      Based on Old Hayes’ compromise total enterprise value of $1,250.0 million as confirmed by the Bankruptcy Court, the aggregate amount of the Restructuring Performance Bonus is $12.1 million. Of the aggregate $12.1 million, approximately $6.0 million was paid in cash on July 1, 2003, and approximately $2.0 million was paid on August 29, 2003 as determined by New Hayes’ Board of Directors. The remaining portion of the Restructuring Performance Bonus was paid in 215,935 shares of restricted units of New Hayes on July 28, 2003. Pursuant to provisions contained in the CERP, the restricted units will vest as follows, subject to the participant’s continued employment:

•	one half of the restricted units will vest on the first anniversary of the Effective Date, and;

•	one half of the restricted units will vest on the second anniversary of the Effective Date.

      Cash payments with respect to other reorganization items consisted primarily of professional fees and cure payments and were approximately $20.3 million and $21.2 million during the five months ended October 31, 2003 and the four months ended May 31, 2003, respectively. Cash payments with respect to reorganization items were approximately $53.2 million during the nine months ended October 31, 2002, and consisted primarily of professional fee payments, critical vendor payments, the Retention Bonus and a portion of accrued interest and fees under the Company’s prepetition credit agreements.

      As a result of the application of fresh start accounting on May 31, 2003, and in accordance with SOP 90-7, the post-emergence financial results of the Company for the period ending October 31, 2003 are presented as the “Successor” and the pre-emergence financial results of the Company for the period ending May 31, 2003 are presented as the “Predecessor.” Comparative financial statements do not straddle the Effective Date because in effect the Successor Company represents a new entity. As a result of applying fresh start accounting the Successor will have increased depreciation and amortization expense, no reorganization items, no fresh start accounting adjustments and lower interest expense in comparison to the Predecessor. Depreciation expense of the Successor is expected to be approximately $7.5 million higher annually resulting from: (a) an increase in the carrying value of certain plant, equipment and tooling to fair value under fresh start accounting; (b) revisions to remaining estimated useful lives under fresh start accounting; and (c) the increase in the carrying value of other property, plant, equipment and tooling from refinancing certain synthetic leases. Amortization expense of the Successor is expected to be approximately $10.4 million higher annually resulting from an increase in the carrying value of definite-lived intangible assets to fair value under fresh start accounting. Interest expense is expected to decrease resulting from the Successor’s new capital structure.

      For purposes of the periods presented in Management’s Discussion and Analysis of Financial Condition and Result of Operations, the Successor five months ended October 31, 2003 and the Predecessor four months ended May 31, 2003 have been combined for convenience of discussion and are collectively referred to as “fiscal 2003 nine months.”

Results of Operations

      Sales of the Company’s wheels, wheel-end attachments, aluminum structural components and brake components produced in North America are directly affected by the overall level of passenger car, light truck and commercial highway vehicle production of North American OEMs and the relative performance of its customers’ product lines in the North American market. The Company’s sales of its wheels and automotive castings in foreign locations are directly affected by the overall vehicle production in those locations and the relative performance of its customers’ product lines in those markets. The North American and European automotive industries are sensitive to the overall strength of their respective economies.

Three Months Ended October 31, 2003 Compared to Three Months Ended October 31, 2002

Net Sales

	Three Months Ended October 31,

	2003	2002	$ Change

	(millions)
Automotive Wheels	$310.1	$307.8	$2.3
Components	188.8	203.7	(14.9)
Other	32.0	23.9	8.1

Total	$530.9	$535.4	$(4.5)

      The Company’s net sales for the third quarter of fiscal 2003 decreased $4.5 million from $535.4 million in the third quarter of 2002 to $530.9 million in the third quarter of 2003. After adjusting for the net impact of favorable exchange rate fluctuations, relative to the U.S. dollar, net sales for the third quarter of 2003 declined 6.3% or approximately $34 million as compared to the same period in 2002.

      Net sales from the Company’s Automotive Wheels segment increased $2.3 million to $310.1 million in the third quarter of fiscal 2003 from $307.8 million in the third quarter of fiscal 2002. The net impact of favorable foreign exchange rate fluctuations, relative to the U.S. dollar, increased sales by approximately $25 million. This was partially offset by lower industry production volumes globally, which decreased sales by approximately $23 million.

      Net sales from Components decreased $14.9 million to $188.8 million in the third quarter of 2003 from $203.7 in the same quarter in 2002. The net impact of lower unit volumes primarily due to lower industry production and the expiration of certain programs decreased net sales by approximately $28 million. These reductions were partially offset by favorable product mix and favorable fluctuations in foreign exchange rates, which increased net sales by approximately $14 million and $4 million, respectively.

      Other net sales increased $8.1 million to $32.0 million in the third quarter of 2003 from $23.9 million in the third quarter of 2002. This increase is primarily due to increased volumes in the Company’s commercial highway and aftermarket operations.

Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items

	Three Months
	Ended
	October 31,

	2003	2002

Earnings (loss) from operations	$13.9	$26.9
Excluding:
Fresh start accounting adjustments	—	—
Reorganization items	—	7.0

Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items	$13.9	$33.9

      Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items is used as a non-GAAP measure of the Company’s primary profitability measure because it excludes fresh start accounting adjustments and reorganization items which do not represent normal operating performance of the Company as these items relate only to the Company’s Chapter 11 Filings and emergence.

      The following tables present earnings (loss) from operations excluding fresh start adjustments and reorganization items, as well as other information by segment:

	Three Months Ended October 31, 2003

	Automotive
	Wheels	Components	Other	Total

Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items	$10.6	$4.8	$(1.5)	$13.9
Fresh start accounting adjustments	—	—	—	—
Reorganization items	—	—	—	—
Asset impairments and other restructuring charges:
Impairment of manufacturing facilities	$—	$0.8	$—	$0.8
Impairment of machinery, equipment and tooling	12.1	6.7	—	18.8

Total	$12.1	$7.5	$—	$19.6

	Three Months Ended October 31, 2002

	Automotive
	Wheels	Components	Other	Total

Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items	$21.5	$17.4	$(5.0)	$33.9
Reorganization items	(0.1)	—	(6.9)	(7.0)
Asset impairments and other restructuring charges:
Impairment of manufacturing facilities	$(0.3)	$—	$—	$(0.3)
Impairment of machinery, equipment and tooling	(5.3)	—	—	(5.3)
Severance and other restructuring costs	(0.9)	—	(3.5)	(4.4)

Total	$(6.5)	$—	$(3.5)	$(10.0)

      Earnings from operations excluding fresh start accounting adjustments and reorganization items decreased by $20.0 million in the third quarter of fiscal 2003 to $13.9 million, from $33.9 million in the third quarter of 2002. Adjusted for the net impact of foreign exchange rate fluctuations relative to the U.S. dollar, the Company’s earnings from operations excluding fresh start accounting adjustments and reorganization items decreased by approximately $23 million from the third quarter of fiscal 2002.

      Earnings from operations excluding fresh start accounting adjustments and reorganization items from the Company’s Automotive Wheels operations decreased $10.9 million in the third quarter of fiscal 2003 from the same period in fiscal 2002. The decrease in third quarter fiscal 2003 earnings, compared to the same period in 2002, is primarily attributable to approximately $6 million higher asset impairment losses and approximately $4 million higher depreciation and amortization expense. In the third quarter of fiscal 2003, the Company recorded asset impairment losses of $12.1 million based on its most recent sales projections, which estimated that the future undiscounted cash flows from its La Mirada, California and Gainesville, Georgia manufacturing facilities would not be sufficient to recover the carrying value of the fixed assets at those facilities. During the third quarter of 2002 the Company recognized asset impairments losses and other restructuring charges of $6.5 million primarily due to a change in management’s plans for the future use of idled machinery and equipment and the discontinuance of certain machinery and equipment due to changes in product mix. Depreciation and amortization expense is higher due primarily to the Company’s adoption of fresh start accounting upon emergence from Chapter 11. Lower OEM production requirements reduced earnings from operations during the third quarter of fiscal 2003, as compared to the same period in 2002.

      Components earnings from operations excluding fresh start accounting adjustments and reorganization items decreased by $12.6 million in the third quarter of fiscal 2003 compared to the same period in fiscal 2002. In the third quarter of fiscal 2003, the Company recorded asset impairment losses of $7.5 million at its Wabash, Indiana facility based on its most recent sales projections, which estimated that the future undiscounted cash flows would not be sufficient to recover the carrying value of the fixed assets at that facility. Lower OEM production requirements reduced earnings from operations excluding fresh start accounting adjustments and reorganization items by approximately $9 million in the Company’s Components segment during the third quarter of fiscal 2003, as compared to the third quarter of fiscal 2002. Components also recorded $5 million higher depreciation and amortization expense, due primarily to the Company’s adoption of fresh start accounting during emergence from Chapter 11. These reductions were partially offset by favorable product mix and improved operating performance at the Company’s Montague, Michigan facility which increased earnings from operations excluding fresh start accounting adjustments and reorganization items by approximately $9 million. The Montague facility incurred abnormally high start-up costs and inefficiencies associated with new program launches during fiscal 2002.

      The Company’s Other segment recorded an increase in earnings from operations excluding fresh start accounting adjustments and reorganization of $3.5 million, up from a loss of $5 million during the third quarter of fiscal 2002. In the third quarter of fiscal 2002, the Company’s Other segment recorded $3.5 million in restructuring charges primarily related to supplemental retirement benefits and continued medical benefits.

Interest Expense, net

      Interest expense was $14.7 million for the third quarter of fiscal 2003 and $19.0 million for the third quarter of fiscal 2002. Interest expense between the two periods is not comparable because of the Company’s new capital structure established upon emergence from Chapter 11. See Notes (1) and (11) to the consolidated financial statements included herein regarding the Company’s new capital structure.

Income Taxes

      Income tax expense was $6.1 million for the third quarter of fiscal 2003, and is the result of taxes related to operations in foreign jurisdictions as well as in various states. The Company has determined that a valuation allowance is required against all net deferred tax assets in the United States and certain deferred tax assets in foreign jurisdictions. As such, there is no United States federal income tax benefit recorded against current losses.

Nine Months Ended October 31, 2003 Compared to Nine Months Ended October 31, 2002

Net Sales

	Nine Months Ended October 31,

	2003	2002	$ Change

	(millions)
Automotive Wheels	$913.0	$883.7	$29.3
Components	547.5	568.6	(21.1)
Other	88.5	73.8	14.7

Total	$1,549.0	$1,526.1	$22.9

      The Company’s net sales for the nine months ended October 31, 2003 increased $22.9 million from $1,526.1 million in the nine months ended October 31, 2002 to $1,549.0 million in the nine months ended October 31, 2003. After adjusting for the net impact of favorable exchange rate fluctuations, relative to the U.S. dollar, net sales for the first nine months of 2003 declined 4.9% or approximately $74 million as compared to the same period in 2002.

      Net sales from the Company’s Automotive Wheels segment increased $29.3 million to $913.0 million during the first nine months of fiscal 2003 from $883.7 million during the first nine months of fiscal 2002. The Company’s net sales were favorably impacted by favorable foreign exchange rate fluctuations relative to the U.S. dollar, which increased sales by approximately $81 million, and a favorable product mix. This increase was partially offset by decreased unit pricing and lower customer production requirements in North America, primarily due to the termination and balancing out of certain programs.

      Net sales from Components decreased $21.1 million to $547.5 million during the first nine months of 2003 from $568.6 million during the same period in 2002. The decrease in Components net sales was primarily due to lower customer production requirements, the termination and balancing out of certain programs and lower unit pricing, and was partially offset by a more favorable product mix primarily at the Company’s Montague, Michigan facility, which launched several new programs in 2002. The impact of the closure of the Company’s Petersburg, Michigan facility and the sale of the Company’s Maulbronn, Germany foundry during the first nine months of fiscal 2002 reduced net sales by approximately $16 million during the first nine months of 2003 compared to the same period in fiscal 2002. This was partially offset by the impact of favorable foreign exchange rate fluctuations, which increased net sales by approximately $14 million.

      Other net sales increased $14.7 million to $88.5 million during the first nine months of 2003 from $73.8 million during the first nine months of 2002 due primarily to higher volumes in the Company’s commercial highway and aftermarket operations.

Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items

	Nine Months
	Ended
	October 31,

	2003	2002

Earnings (loss) from operations	$66.8	$(0.4)
Excluding:
Fresh start accounting adjustments	(63.1)	—
Reorganization items	45.0	34.9

Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items	$48.7	$34.5

      The following tables present earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items, as well as other information by segment:

	Nine Months Ended October 31, 2003

	Automotive
	Wheels	Components	Other	Total

Earnings (loss) from operations excluding fresh start and reorganization items	$46.7	$12.7	$(10.7)	$48.7
Fresh start adjustments	57.9	27.7	(22.5)	63.1
Reorganization items	(0.1)	0.2	(45.1)	(45.0)
Asset impairments and other restructuring charges:
Impairment of manufacturing facilities	$(0.5)	$(0.9)	$—	$(1.4)
Impairment of machinery, equipment and tooling	(13.6)	(10.0)	—	(23.6)
Facility closure costs	(0.9)	—	—	(0.9)
Severance and other restructuring costs	(0.1)	—	—	(0.1)

Total	$(15.1)	$(10.9)	$—	$(26.0)

	Nine Months Ended October 31, 2002

	Automotive
	Wheels	Components	Other	Total

Earnings (loss) from operations excluding fresh start and reorganization items	$26.1	$21.7	$(13.3)	$34.5
Reorganization items	(9.3)	0.9	(26.5)	(34.9)
Asset impairments and other restructuring charges:
Impairment of manufacturing facilities	$(0.3)	$(0.3)	$—	$(0.6)
Impairment of machinery, equipment and tooling	(21.8)	(0.8)	—	(22.6)
Facility closure costs	(6.7)	—	—	(6.7)
Severance and other restructuring costs	(1.4)	—	(4.0)	(5.4)

Total	$(30.2)	$(1.1)	$(4.0)	$(35.3)

      The Company’s earnings from operations excluding fresh start accounting adjustments and reorganization items increased by $14.2 million in the first nine months of fiscal 2003 to $48.7 million, up from earnings of $34.5 million in the first nine months of 2002. Adjusted for the net impact of foreign exchange rate fluctuations relative to the U.S. dollar, the Company’s earnings from operations excluding fresh start accounting adjustments and reorganization items increased by approximately $6 million from the first nine months of 2002.

      Earnings from operations excluding fresh start accounting adjustments and reorganization items at the Company’s Automotive Wheels operations increased $20.6 million from the first nine months of fiscal 2002 compared to the same period in 2003. During the first nine months of fiscal 2003, Automotive Wheels recorded asset impairment losses and restructuring charges of $15.1 million primarily related to its La Mirada, California and Gainesville, Georgia manufacturing facilities. During the first nine months of fiscal 2002, Automotive Wheels recorded $30.2 million of asset impairment losses and other restructuring charges primarily due to asset impairment losses of $15.5 million at its La Mirada, California facility, $3.3 million of impairment losses at its Sedalia, Missouri and $2.2 million at the Company’s Howell, Michigan facility, as well as $6.7 million in facility closure costs related to its Somerset, Kentucky facility. Automotive Wheels recorded asset impairment losses when it determined, based on its most recent sales projections, that its current estimate of the future undiscounted cash flows from the facilities would not be sufficient to recover the carrying value of that facility’s fixed assets and production tooling and also when management’s plan for the future use of machinery and equipment changed. The charges recorded at Somerset included amounts related to lease termination costs and other closure costs subsequent to the shut down date. The remaining increase in earnings from the Company’s Automotive Wheels operations excluding fresh start accounting adjustments and reorganization items is due primarily to improved operating performance and favorable fluctuations in foreign exchange rates relative to the U.S. dollar which improved earnings from operations excluding fresh start accounting adjustments and reorganization items by approximately $12 million and $7 million, respectively. This was partially offset by lower OEM production requirements in North America and higher depreciation and amortization expense, which decreased earnings from operations excluding fresh start accounting adjustments and reorganization items by approximately $8 million and $5 million, respectively. Earnings from operations excluding fresh start accounting adjustments and reorganization items for the nine months ended October 31, 2003 also includes the $3.6 million fair value adjustment to inventory included in the Successor’s opening balance sheet which negatively impacted earnings.

      Components earnings from operations excluding fresh start accounting adjustments and reorganization items decreased by $9.0 million in the first nine months of fiscal 2003 compared to the same period in fiscal 2002. During the first nine months of fiscal 2002 and 2003, Components recorded asset impairment losses of $1.1 million and $10.9 million respectively. Components recorded asset impairment losses when it determined, based on its most recent sales projections, that its current estimate of the future undiscounted cash flows from the Wabash, Indiana facility would not be sufficient to recover the carrying value of that facility’s building, fixed assets and production tooling. Improved operating performance primarily at the Company’s Montague, MI facility and European Components operations increased earnings from operations excluding fresh start accounting adjustments and reorganization items by approximately $29 million during the first nine months of 2003. This increase was offset by lower OEM production requirements and higher depreciation and amortization expense, due primarily to the Company’s adoption of fresh start accounting during emergence from Chapter 11, which decreased earnings from operations excluding fresh start accounting adjustments and reorganization items by approximately $18 million and $12 million, respectively.

      Other loss from operations excluding fresh start accounting adjustments and reorganization items was $10.7 million in the first nine months of fiscal 2003 compared to $13.3 million in the same period in 2002. This difference is due primarily to $4.0 million of restructuring costs recorded in the nine month period ended October 31, 2002.

Interest Expense, net

      Interest expense was $50.0 million for the first nine months of fiscal 2003 and $53.7 million for the same period of fiscal 2002. Interest expense amounts between the two periods are not comparable, due to the Company’s new capital structure established upon emergence from Chapter 11. See Notes (1) and (11) to the consolidated financial statements included herein regarding the Company’s new capital structure.

Income Taxes

      Income tax expense was $69.0 million for the first nine months of fiscal 2003. This expense is the result of deferred taxes related to fresh start accounting adjustments in foreign jurisdictions, $6.5 million of state tax related to the merger between the Predecessor and HLI, and tax related to operations in foreign jurisdictions as well as in various states. The Company has determined that a valuation allowance is required against all net deferred tax assets in the United States and certain deferred tax assets in foreign jurisdictions. As such, there is no United States federal income tax benefit recorded against current losses.

Net Income (Loss)

      The net income for the nine months ended October 31, 2003 includes an extraordinary gain on discharge of debt of $1,076.7 million realized upon emergence from Chapter 11. The net loss for the nine months ended October 31, 2002 includes the cumulative effect of change in accounting principle of $554.4 million related to the adoption of SFAS No. 142 and the impairment of goodwill of the Predecessor.

Liquidity and Capital Resources

Cash Flows

      The Company’s operations provided $85.6 million in cash in the first nine months of fiscal 2003 compared to $43.9 million in the first nine months of fiscal 2002. This increase is partially due to the improvement in domestic vendor payment terms, decreased inventory levels and higher profits, offset by higher tax and interest payments.

      The principal sources of liquidity for the Company’s future operating, capital expenditure, facility closure, restructuring and reorganization requirements are expected to be (i) cash flows from operations, (ii) proceeds from the sale of non-core assets and businesses, (iii) cash on hand, and (iv) borrowings under the $100 million Revolving Credit Facility under the New Credit Facility. While the Company expects that such sources will meet these requirements, there can be no assurances that such sources will prove to be sufficient, in part, due to inherent uncertainties about applicable future capital market conditions.

      Capital expenditures for the first nine months of fiscal 2003 were $67.4 million. These expenditures were primarily for additional machinery and equipment to improve productivity and reduce costs, to meet demand for new vehicle platforms and to meet expected requirements for the Company’s products. The Company anticipates capital expenditures for fiscal 2003 will be approximately $115 million to $125 million relating primarily to meeting demand for new vehicle platforms and supporting maintenance and cost reduction programs.

      The Company anticipates capital expenditures for fiscal 2004 will be approximately $140 million relating primarily to meeting demand for new vehicle platforms and supporting maintenance and cost reduction programs.

Other Liquidity Matters

      On November 13, 2003, the Company acquired an additional 35% ownership interest in its Turkish joint venture for $13.9 million in cash and will pay an additional $1.1 million in the first quarter of fiscal 2004. As a result of this acquisition, the Company owns 60% of the subsidiary, Hayes Lemmerz Jantas Jant Sanayi ve Ticaret A.S., which will be a consolidated subsidiary of the Company beginning in the fourth quarter of fiscal 2003. As part of this transaction, the Company sold an approximate 7.8% interest in another Turkish subsidiary, Hayes Lemmerz — Inci Jant Sanayi A.S., for $2.4 million. This sale reduced the Company’s holdings in Hayes Lemmerz — Inci Jant Sanayi A.S. to 60%.

      As more fully discussed above, on June 3, 2003, in connection with the Debtors’ emergence from Chapter 11, HLI entered into the $550.0 million New Credit Facility, consisting of the $450.0 million

New Term Loan and the $100.0 million Revolving Credit Facility. HLI also issued an aggregate of $250.0 million New Senior Notes. New Hayes and substantially all of its material direct and indirect domestic subsidiaries have guaranteed HLI’s obligations under the New Credit Facility, and New Hayes and substantially all of its domestic subsidiaries have guaranteed HLI’s obligations under the New Senior Notes. The proceeds from the initial $450.0 million of borrowings under the New Credit Facility and the net proceeds from the New Senior Notes were used to make payments required under the Plan of Reorganization. As of October 31, 2003, there were no outstanding borrowings and $22.5 million in letters of credit issued under the Revolving Credit Facility. The amount available to borrow under the revolving credit facility at October 31, 2003 was approximately $77.5 million. As more fully discussed in Note (15), Subsequent Events, to the consolidated financial statements included herein, New Hayes and the Company intend to use the net proceeds received in a proposed primary offering of New Hayes’ New Common Stock to repay a portion of outstanding debt and for general corporate purposes.

      In addition, upon the Debtors’ emergence from bankruptcy, all of Old Hayes’ existing securities, including the Old Common Stock, Old Senior Notes and Old Subordinated Notes, were cancelled. All amounts outstanding under the Prepetition Credit Agreement were satisfied in exchange for: (i) a cash payment of $477.3 million; (ii) 15,930,000 shares of New Common Stock; and (iii) 53,100 shares of Preferred Stock. All amounts outstanding under the Old Senior Notes were satisfied in exchange for: (i) a cash payment of approximately $13.0 million; (ii) 13,470,000 shares of New Common Stock; (iii) 44,900 shares of Preferred Stock; and (iv) a portion of the distributions from the trust established under the Plan of Reorganization for the benefit of the prepetition creditors (the “Creditors’ Trust”). All amounts outstanding under the Old Subordinated Notes were satisfied in exchange for a distribution of Series A Warrants and a portion of the distributions under the Creditors’ Trust. In addition, holders of unsecured claims will receive an aggregate amount of 600,000 shares of New Common Stock, 2,000 shares of Preferred Stock, the Series B Warrants and a portion of the distributions under the Creditors’ Trust.

      Upon emergence from Chapter 11, the Company: (i) repaid the DIP Facility in full; (ii) settled certain of the operating leases discussed below; and (iii) paid certain other costs and expenses pursuant to the Plan of Reorganization.

      Certain of the Company’s operating leases covering leased assets with an original cost of approximately $68.0 million contained provisions which, if certain events occur or conditions were met, including termination of the lease, might require the Company to purchase or re-sell the leased assets within a specified period of time, generally one year, based on amounts specified in the lease agreements. In connection with the Company’s emergence from Chapter 11, the Company purchased these assets for $23.6 million.

Outlook

      The Company derived approximately half of its fiscal 2002 net sales on a worldwide basis from Ford, DaimlerChrysler and General Motors and their subsidiaries. The Company’s sales levels and margins could be adversely affected as a result of pricing pressures caused by new competitors in foreign markets, such as China. These factors led to selective resourcing of future business to competitors in the second quarter of fiscal 2003. Additionally, these customers have been experiencing decreasing market share in North America which could result in lower sales volumes for the Company.

      The Company’s net sales are continually affected by pressure from its major customers to reduce prices. The Company’s emphasis on reduction of production costs, increased productivity and improvement of production facilities has enabled the Company to respond to this pressure.

Contractual Obligations

      The following table identifies the Company’s significant contractual obligations (millions of dollars):

	Payment due by Period

	Less than			After
	1 year	1-3 years	4-5 years	5 years	Total

Long-term debt and capital lease obligations	$11.6	$26.5	$473.8	$248.5	$760.4
Redeemable preferred stock	—	—	—	10.3	10.3
Short-term borrowings	1.6	—	—	—	1.6
Operating leases	18.1	25.9	1.1	0.2	45.3
Capital expenditures	13.8	—	—	—	13.8

Total obligations	$45.1	$52.4	$474.9	$259.0	$831.4

Critical Accounting Policies

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Considerable judgment is often involved in making these determinations; the use of different assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate, however actual results could differ from those estimates.

Asset impairment losses and other restructuring charges

      The Company’s consolidated statements of operations included herein reflect an element of operating expenses described as asset impairments and other restructuring charges. The Company periodically evaluates whether events and circumstances have occurred that indicate that the remaining useful life of any of its long lived assets may warrant revision or that the remaining balance might not be recoverable. When factors indicate that the long lived assets should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted cash flows generated by the underlying assets to determine if a write-down is required. If a write-down is required, the Company adjusts the book value of the impaired long-lived assets to their estimated fair values. Fair value is determined through third party appraisals or discounted cash flow calculations. The related charges are recorded as an asset impairment or, in the case of certain exit costs in connection with a plant closure or restructuring, a restructuring or other charge in the consolidated statements of operations.

      As discussed above and in the notes to the Company’s consolidated financial statements included herein, a number of decisions have occurred or other factors have indicated that these types of charges are required to be currently recognized. There can be no assurance that there will not be additional charges based on future events and that the additional charges would not have a materially adverse impact on the Company’s financial position and results of operations.

Pension and Postretirement Benefits Other than Pensions

      Annual net periodic expense and benefit liabilities under the Company’s defined benefit plans are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. Each October, the Company reviews the actual experience compared to the more significant assumptions used and makes adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed with the actuaries based upon the results of their review of claims experience. Discount rates are based upon an expected benefit payments duration analysis and the equivalent average yield rate for high-quality fixed-income investments.

      Pension benefits are funded through deposits with trustees and the expected long-term rate of return on fund assets is based upon actual historical returns modified for known changes in the market and any expected change in investment policy. Postretirement benefits are not funded and our policy is to pay these benefits as they become due.

      Certain accounting guidance, including the guidance applicable to pensions, does not require immediate recognition of the effects of a deviation between actual and assumed experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted. Although this netting occurs outside the basic financial statements, the net amount is disclosed as an unrecognized gain or loss in the footnotes to the Company’s financial statements. The Company expects to incur approximately $3.7 million of pension expense and $14.1 million of retiree benefit costs in fiscal 2003.

Goodwill Impairment Testing

      During fiscal 2002, the Company completed the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is no longer amortized. Instead, goodwill and indefinite-lived intangible assets are tested for impairment in accordance with the provisions of SFAS No. 142. To accomplish this, the Company determined the carrying value of each of its reporting units (i.e., one step below the segment level) by assigning the assets and liabilities, including existing goodwill and intangible assets, to the reporting units on February 1, 2002. As of that date, the Company had unamortized goodwill and other indefinite-lived intangibles of approximately $758.7 million that were subject to the transition provisions of SFAS No. 142. The Company determined the fair value of each reporting unit and compared those fair values to the carrying values of each reporting unit. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit (indicating that goodwill may be impaired), the Company performed the second step of the transitional impairment test. This test was required for five reporting units.

      In the second step, the Company compared the implied fair value of the reporting units’ goodwill with the carrying value of that goodwill, both of which were measured at the adoption date. The implied fair value of goodwill was determined by allocating the fair value of the reporting units to all of the assets (both recognized and unrecognized) and liabilities of the reporting units in a similar manner to a purchase price allocation in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation was the implied fair value of the reporting units’ goodwill. The carrying amounts of these reporting units exceeded the fair values, and the Company recorded an impairment charge of $554.4 million as of February 1, 2002 as a cumulative effect of a change in accounting principle.

      The Company employed a discounted cash flow analysis in conducting its impairment tests. Fair value was determined based upon the discounted cash flows of the reporting units. Future cash flows are affected by future operating performance, which will be impacted by economic conditions, car builds, financial, business and other factors, many of which are beyond the Company’s control.

      The Company will test goodwill for impairment January 31 of each fiscal year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as provided for in SFAS No. 142.

Allowance for uncollectible accounts

      The allowance for uncollectible accounts provides for losses believed to be inherent within the Company’s “Receivables,” (primarily trade receivables). Management evaluates both the creditworthiness of specific customers and the overall probability of losses based upon an analysis of the overall aging of receivables, past collection trends and general economic conditions. Management believes, based on its review, that the allowance for uncollectibles is adequate to cover potential losses. Actual results may vary as a result of unforeseen economic events and the impact those events could have on the Company’s customers.

Valuation allowances on deferred income tax assets

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company expects the deferred tax assets, net of the valuation allowance to be realized as a result of the reversal of existing taxable temporary differences in the United States and as a result of projected future taxable income and the reversal of existing taxable temporary differences in certain foreign locations. As a result of management’s assessment, a valuation allowance was recorded. The Company determined that it could not conclude that it was more likely than not that the benefits of certain deferred income tax assets would be realized. The valuation allowance recorded by the Company reduces to zero the net carrying value of all United States and certain foreign net deferred tax assets.

New Accounting Pronouncements

      In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 requires that certain classes of free-standing financial instruments that embody obligations for entities be classified as liabilities. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. In accordance with the provisions of SFAS No. 150, the redeemable preferred stock of HLI Operating Company, Inc., is classified as a liability in the consolidated balance sheet as of October 31, 2003. Other than this classification, the adoption of SFAS No. 150 did not have a material impact on the financial position or results of operations of the Company. In November 2003, the FASB issued FASB Staff Position No. 150-3, “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement 150,” which indefinitely deferred the SFAS No. 150 measurement requirements for mandatorily redeemable financial instruments. Accordingly, the redeemable preferred stock of HLI Operating Company, Inc. is recorded at its fair value upon issuance, plus accrued but unpaid dividends thereon, as of October 31, 2003.

      In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The provisions of SFAS No. 149 are required to be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on its financial position or results of operations.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation No. 46 provides guidance for identifying a controlling interest in a Variable Interest Entity (VIE) established by means other than voting interests. Interpretation No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest when it is determined that the investor will absorb a majority of the VIE’s expected losses or residual returns, if they occur. The effective date for this Interpretation is July 1, 2003. Adoption of this pronouncement did not have any effect on the Company’s financial position or results of operations.

      In December 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on determining whether a revenue arrangement contains multiple deliverable items and if so, requires revenue be allocated amongst the different items based on fair value. EITF 00-21 also requires revenue on any item in a revenue arrangement with multiple deliverables not delivered completely must be deferred until delivery of the item is completed. The effective date of this Issue for the Company is July 1, 2003.

Adoption of this pronouncement did not have a material effect on the financial statements of the Company.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

      In the normal course of business the Company is exposed to market risks arising from changes in foreign exchange rates, interest rates and raw material and utility prices. The Company may selectively use derivative financial instruments to manage these risks, but does not enter into any derivative financial instruments for trading purposes.

Foreign Exchange

      The Company has global operations and thus makes investments and enters into transactions in various foreign currencies. In order to minimize the risks associated with global diversification, the Company first seeks to internally net foreign exchange exposures, and uses derivative financial instruments to hedge any remaining net exposure. The Company uses forward foreign currency exchange contracts on a limited basis to reduce the cash flow impact of non-functional currency denominated transactions. The gains and losses from these hedging instruments generally offset the gains or losses from the hedged items and are recognized in the same period the hedged items are settled. The Company also uses forward foreign currency exchange contracts to hedge its net investment in certain of its foreign subsidiaries. The net impact of such hedges is recorded as currency translation adjustments within other comprehensive income (loss).

Interest Rates

      The Company generally manages its risk associated with interest rate movements through the use of a combination of variable and fixed rate debt. Under the Company’s post-emergence capital structure at October 31, 2003, approximately $471.4 million of the Company’s debt was variable rate debt. A 10% increase or decrease in the interest rate on variable rate debt would affect earnings by approximately $2.7 million on an annual basis.

Other Matters

      The Company does not believe that sales of its products are materially affected by inflation, although there can be no assurance that such an effect will not occur in the future. In accordance with industry practice, the costs or benefits of fluctuations in aluminum prices are passed through to customers. In the United States, the Company adjusts the sales prices of its aluminum wheels every three to six months, if necessary, to fully reflect any increase or decrease in the price of aluminum. As a result, the Company’s net sales of aluminum wheels are adjusted, although gross profit per wheel is not materially affected. From time to time, the Company enters into futures contracts or purchase commitments solely to hedge against possible aluminum price changes that may occur between the dates of aluminum wheel price adjustments. Pricing and purchasing practices are similar in Europe, but opportunities to recover increased material costs from customers are more limited than in the United States.

      Except as previously discussed, for the period ended October 31, 2003, the Company did not experience any other material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in Old Hayes’ Annual Report on Form 10-K for the year ended January 31, 2003.

Item 4.     Controls and Procedures

Definition of Controls

      Management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, has designed, or caused to be designed, and maintained disclosure controls and procedures, as defined in Exchange Act Rules 13a-15 and 15d-15 (the “Disclosure Controls and Procedures”), to reasonably assure that material information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and to reasonably assure that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and

Chief Financial Officer, in a timely manner to allow for appropriate decisions regarding required disclosures. Management has also designed internal controls, including internal controls over financial reporting (the “Internal Controls”), to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).

Limitations on the Effectiveness of Controls

      As more fully discussed in the American Institute of Certified Public Accountants (“AICPA”) auditing standards pronouncement “Consideration Of Internal Control in a Financial Statement Audit,” AU Section 319, paragraphs .21 to .24, an internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control objectives will be met. Limitations inherent in any system of internal controls might include, among other things, (i) faulty human judgment and simple errors or mistakes, (ii) collusion of two or more people or inappropriate management override of procedures, (iii) imprecision in estimating and judging cost-benefit relationships in designing controls and (iv) reductions in the effectiveness of one deterring component (such as a strong cultural and governance environment) by a conflicting component (such as may be found in certain management incentive plans). Because of such inherent limitations in any system of internal controls, no evaluation of controls can provide absolute assurance that all weaknesses or instances of fraud, if any, have been detected.

      The Company, including its Chief Executive Officer and Chief Financial Officer, believes that the aforementioned limitations apply to any applicable system of internal controls, including the Disclosure Controls and Procedures and Internal Controls. The Company will continue the process of identifying and implementing corrective actions where required to improve the effectiveness of its Disclosure Controls and Procedures and Internal Controls. Significant supplemental resources may continue to be required to prepare the required financial and other information during this ongoing process.

Evaluation of Disclosure Controls and Procedures

      The Company maintains a disclosure committee reporting to the Chief Executive Officer of the Company to assist the Chief Executive Officer and Chief Financial Officer in fulfilling their responsibility in designing, establishing, maintaining and reviewing the Company’s Disclosure Controls and Procedures (the “Disclosure Committee”). The Disclosure Committee is currently chaired by the Company’s Chief Financial Officer and includes the Company’s General Counsel, Vice President of Human Resources and Administration, Corporate Controller, Treasurer, Director of Accounting, Director of Internal Audit, Senior Counsel, and Manager of Financial Reporting and Governance as its other members. As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer, along with the Disclosure Committee, evaluated the Company’s Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have concluded, subject to the limitations noted above, that the Disclosure Controls and Procedures are effective based on such evaluation.

Changes in Internal Controls

      There were no significant changes in the Company’s Internal Controls or in other factors that have materially affected, or are reasonably likely to affect, Internal Controls over financial reporting during the most recent fiscal quarter.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      On February 19, 2002, the Company issued restated consolidated financial statements as of and for the fiscal years ended January 31, 2001 and 2000, and related quarterly periods (the “10-K/A”), and for the fiscal quarter ended April 30, 2001 (the “10-Q/A”). The restatement was the result of failure by the Company to properly apply certain accounting standards generally accepted in the United States of America, and because certain accounting errors and irregularities in the Company’s financial statements were identified. The Securities and Exchange Commission (“SEC”) is conducting an investigation into the facts and circumstances giving rise to the restatement, and the Company has been and intends to continue cooperating with the SEC by providing requested documents and cooperating with depositions of Company employees. The Company cannot predict the outcome of the investigation.

      On May 3, 2002, a group of purported purchasers of the Company’s bonds commenced a putative class action lawsuit against thirteen present or former directors and officers of the Company (but not the Company) and KPMG LLP, the Company’s independent auditor, in the United States District Court for the Eastern District of Michigan. The complaint seeks damages for an alleged class of persons who purchased Company bonds between June 3, 1999 and September 5, 2001 and claim to have been injured because they relied on the Company’s allegedly materially false and misleading financial statements. On June 27, 2002, the plaintiffs filed an amended class action complaint adding CIBC World Markets Corp. and Credit Suisse First Boston Corporation, underwriters for certain bonds issued by the Company, as defendants. These claims were not discharged upon the effectiveness of the Plan of Reorganization because they are against the Company’s present and former directors and officers and KPMG LLP, and not against the Company.

      Additionally, before the date the Company commenced its Chapter 11 Bankruptcy case, four other putative class actions were filed in the United States District Court for the Eastern District of Michigan against the Company and certain of its directors and officers, on behalf of a class of purchasers of the Company’s Old Common Stock from June 3, 1999 to December 13, 2001, based on similar allegations of securities fraud. These claims, as against the Company, but not as against the Company’s officers and directors, were discharged upon the effectiveness of the Plan of Reorganization. On May 10, 2002, the plaintiffs filed a consolidated and amended class action complaint seeking damages against the Company’s present and former officers and directors (but not the Company) and KPMG LLP. Pursuant to the Company’s Plan of Reorganization, the Company purchased director’s and officer’s liability insurance for certain of these current and former directors and officers and agreed to indemnify such individuals against certain liabilities, including those matters described above, up to an aggregate of $10 million in excess of any coverage to or for the benefit of all indemnitees.

      On June 13, 2002, the Company filed an adversary complaint and motion for a preliminary injunction in the Bankruptcy Court requesting the Court to stay the class action litigation commenced by the bond purchasers and equity purchasers. Additionally, on July 25, 2002, the Company filed with the Bankruptcy Court a motion to lift the automatic stay in the Chapter 11 Filings to allow the insurance company that provides officer and director liability insurance to the Company to pay the defense costs of the Company’s present and former officers and directors in such litigation. The Bankruptcy Court has since entered an order permitting the insurance company to pay up to $500,000 in defense costs incurred by the Company’s present and former officers and directors in the litigation subject to certain conditions, which amount has subsequently been increased to $800,000 pursuant to further authority in the order. The Company has withdrawn its motion for a preliminary injunction.

      During the pendency of the Chapter 11 Filings, the Company took action to terminate certain marketing and support services, technology license and technical assistance and shareholders agreements (the “Agreements”) relating to the Company’s 40% interest in Hayes Wheels de Mexico, S.A. de C.V., a Mexican corporation manufacturing aluminum and steel wheels (“HW de Mexico”). In the event that such termination is not effective for any reason, the Company also filed a protective motion with the

Bankruptcy Court seeking to reject the Agreements. DESC Automotriz, S.A. de C.V. (the 60% owner of HW-Mexico) (“DESC”), HW de Mexico, and Hayes Wheels Aluminio, S.A. de C.V. (a subsidiary of HW de Mexico) have asserted administrative expense claims against the Company in an amount not less than $20.6 million relating to allegedly improper actions taken by the Company with respect to HW de Mexico and certain of the Agreements during the Chapter 11 Filings. As part of the resolution of its objection to confirmation of the Plan of Reorganization, the Company has agreed with DESC that if either the Company or Hayes Lemmerz International-Mexico, Inc. is found liable on these claims and such claims are entitled to administrative expense claim status, the Company will pay such liabilities in full in cash in the amount determined by the court to be entitled to administrative expense claim status. On June 30, 2003, the Bankruptcy Court ordered Hayes Mexico to arbitrate the claims in Mexico City, Mexico. The Company and Hayes Mexico have appealed that order to the District Court. This appeal is pending. The Company is presently in discussions with DESC regarding a resolution of these claims; however, there can be no assurance that such discussions will result in a resolution of this dispute or what the terms of any resolution may be.

      In October 2003, General Electric Credit Corporation (“GECC”) filed an amended administrative claim in the Bankruptcy Court for $7.5 million relating to certain leased equipment. The leases were rejected during the Company’s Chapter 11 cases. GECC is alleging that its damages were incurred post-petition because the equipment was returned post-petition. If the Bankruptcy Court determines that GECC’s damages are a post-petition expense, GECC may be entitled to an administrative claim for the claim’s full amount. The Company is disputing the amount and the merits of GECC’s claim.

      The Company is a defendant in a patent infringement matter filed in 1997 in the United States District Court, Eastern District of Michigan. Lacks Incorporated (“Lacks”) alleged that the Company infringed on three patents held by Lacks relating to chrome-plated plastic cladding for steel wheels. Prior to fiscal 2000, the Federal District Court dismissed all claims relating to two of the three patents that Lacks claimed were infringed and dismissed many of the claims relating to the third patent. The remaining claims relating to the third patent were submitted to a special master. In January 2001, the special master issued a report finding that Lacks’ third patent was invalid and recommending that Lacks’ remaining claims be dismissed, the trial court accepted these recommendations. Lacks appealed this matter to the Federal Circuit Court. The Federal Circuit Court vacated the trial court’s ruling that the third patent was invalid and remanded the matter back to the trial court for further proceedings. In addition to the Company’s defenses in the lawsuit, the Company has certain rights of indemnification against a co-defendant in the matter that supplied the allegedly infringing products to the Company.

      The Company was party to a license agreement with Kuhl Wheels, LLC (“Kuhl”), whereby Kuhl granted the Company an exclusive patent license concerning “high vent” steel wheel technology known as the Kuhl Wheel (the “Kuhl Wheel”), which agreement was terminated as of January 10, 2003 pursuant to a stipulation between the Company and Kuhl entered in connection with the Company’s bankruptcy proceeding. The original license agreement (as amended, the “License Agreement”), dated May 11, 1999, granted the Company a non-exclusive license for the Kuhl Wheel technology. The License Agreement was subsequently amended to provide the Company with an exclusive worldwide license. On January 14, 2003, the Company filed a Complaint for Declaratory and Injunctive Relief against Kuhl and its affiliate, Epilogics Group, in the United States District Court for the Eastern District of Michigan. The Company commenced such action seeking a declaration of noninfringement of two United States patents and injunctive relief to prevent Epilogics Group and Kuhl from asserting claims of patent infringement against the Company, and disclosing and using the Company’s technologies, trade secrets and confidential information to develop, market, license, manufacture or sell automotive wheels.

      In the ordinary course of its business, the Company is a party to other judicial and administrative proceedings involving its operations and products, which may include allegations as to manufacturing quality, design and safety. After reviewing the proceedings that are currently pending (including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of insurance rights under indemnification agreements and established reserves for uninsured liabilities), management believes that the outcome of these proceedings will not have a material adverse effect on the financial condition or ongoing results of operations of the Company.

Item 2.	Changes in Securities and Use of Proceeds

      None

Item 3.	Defaults Upon Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      None

Item 5.	Other Information

      None

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

10.25	Hayes Lemmerz International Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Registration statement No. 333-107539 on Form S-4 filed on July 31, 2003 as amended).
10.26	Amendment No. 1 and Waiver to Credit Agreement, dated as of October 16, 2003, by and among HLI Operating Company, Inc., as Borrower, Hayes Lemmerz International Inc., the Lenders and Issuers listed therein, Citicorp North America, Inc., as Administrative Agent, Lehman Commercial Paper, Inc., as Syndication Agent, and General Electric Capital Corporation, as Documentation Agent (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement No. 333-107539 on Form S-4 filed on July 31, 2003 as amended).
12.1	Ratio of earnings to fixed charges.*
31.1	Certification of Curtis J. Clawson, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Curtis J. Clawson, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith.

      (b) Reports on Form 8-K

      During the fiscal quarter ended October 31, 2003, Hayes Lemmerz International, Inc. filed a Current Report on Form 8-K with the SEC as follows:

September 16, 2003	Items 9 and 12,	Regulation FD Disclosure, and Results of Operations and Financial Condition

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HLI OPERATING COMPANY, INC.

/s/ JAMES A. YOST

James A. Yost
Vice President, Finance, and Chief Financial Officer

December 10, 2003

EXHIBIT INDEX

Exhibit No.	Description

10.25	Hayes Lemmerz International Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company’s Registration statement No. 333-107539 on Form S-4 filed on July 31, 2003 as amended).
10.26	Amendment No. 1 and Waiver to Credit Agreement, dated as of October 16, 2003, by and among HLI Operating Company, Inc., as Borrower, Hayes Lemmerz International Inc., the Lenders and Issuers listed therein, Citicorp North America, Inc., as Administrative Agent, Lehman Commercial Paper, Inc., as Syndication Agent, and General Electric Capital Corporation, as Documentation Agent (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement No. 333-107539 on Form S-4 filed on July 31, 2003 as amended).
12.1	Ratio of earnings to fixed charges.*
31.1	Certification of Curtis J. Clawson, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Curtis J. Clawson, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith.