Form 10-Q
period 2004-04-30
HLI OPERATING CO INC
filed 2004-06-15
CIK 1257296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2004
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 333-107539

HLI Operating Company, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	30-0167742 (IRS Employer
incorporation or organization)	Identification No.)

15300 Centennial Drive	48167
Northville, Michigan	(Zip Code)
(Address of principal executive offices)

     Registrant’s telephone number, including area code:
(734) 737-5000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act). Yes [   ] No [X]

     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Act subsequent to the distributions of securities under a plan confirmed by a court. Yes [X] No [   ]

     As of June 14, 2004, the number of shares of common stock outstanding of HLI Operating Company, Inc., was 590,000 shares.

HLI OPERATING COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

     UNLESS OTHERWISE INDICATED, REFERENCES TO THE “COMPANY” MEAN HLI OPERATING COMPANY, INC., AND ITS SUBSIDIARIES AND REFERENCE TO A FISCAL YEAR MEANS THE COMPANY’S YEAR COMMENCING ON FEBRUARY 1 OF THAT YEAR AND ENDING ON JANUARY 31 OF THE FOLLOWING YEAR (E.G., FISCAL 2004 MEANS THE PERIOD BEGINNING FEBRUARY 1, 2004, AND ENDING JANUARY 31, 2005). THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 WITH RESPECT TO THE FINANCIAL CONDITION, RESULTS OF OPERATIONS, AND BUSINESS OF THE COMPANY. THESE FORWARD LOOKING STATEMENTS INVOLVE CERTAIN RISKS AND UNCERTAINTIES. NO ASSURANCE CAN BE GIVEN THAT ANY OF SUCH MATTERS WILL BE REALIZED. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS INCLUDE, AMONG OTHERS, THE FOLLOWING POSSIBILITIES: (1) COMPETITIVE PRESSURE IN THE COMPANY’S INDUSTRY INCREASES SIGNIFICANTLY; (2) GENERAL ECONOMIC CONDITIONS ARE LESS FAVORABLE THAN EXPECTED; (3) THE COMPANY’S DEPENDENCE ON THE AUTOMOTIVE INDUSTRY (WHICH HAS HISTORICALLY BEEN CYCLICAL); (4) PRICING PRESSURE FROM AUTOMOTIVE INDUSTRY CUSTOMERS; (5) CHANGES IN THE FINANCIAL MARKETS AFFECTING THE COMPANY’S FINANCIAL STRUCTURE AND THE COMPANY’S COST OF CAPITAL AND BORROWED MONEY; (6) THE UNCERTAINTIES INHERENT IN INTERNATIONAL OPERATIONS AND FOREIGN CURRENCY FLUCTUATIONS; AND (7) UNCERTAINTIES RELATING TO CONFLICT IN THE MIDDLE EAST. THE COMPANY HAS NO DUTY UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 TO UPDATE THE FORWARD LOOKING STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q AND THE COMPANY DOES NOT INTEND TO PROVIDE SUCH UPDATES.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	Three Months
	Ended April 30,
	2004	2003
	(Unaudited)
	(Millions of dollars,
	except share amounts)
Net sales	$594.1	$515.3
Cost of goods sold	520.0	463.6

Gross profit	74.1	51.7
Marketing, general and administration	43.9	33.7
Asset impairments and other restructuring charges	2.4	4.1
Other expense (income), net	1.6	(0.5)
Reorganization items	—	13.1

Earnings from operations	26.2	1.3
Interest expense, net	13.1	17.0
Other non-operating income	(0.1)	—
Loss on early extinguishment of debt	12.2	—

Earnings (loss) before taxes on income and minority interest	1.0	(15.7)
Income tax provision	5.0	5.9

Loss before minority interest	(4.0)	(21.6)
Minority interest	2.6	1.0

Net loss	$(6.6)	$(22.6)

See accompanying notes to consolidated financial statements.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Successor
	April 30,	January 31,
	2004	2004
	(Unaudited)
	(Millions of dollars,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$85.3	$48.5
Receivables	333.8	324.4
Inventories	200.3	189.3
Prepaid expenses and other	27.2	29.0

Total current assets	646.6	591.2
Property, plant and equipment, net	964.9	966.5
Goodwill	411.6	416.2
Intangible assets, net	229.9	237.2
Other assets	63.6	85.5

Total assets	$2,316.6	$2,296.6

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank borrowings and other notes	$6.9	$14.2
Current portion of long-term debt	10.7	11.3
Accounts payable and accrued liabilities	389.1	354.4

Total current liabilities	406.7	379.9
Long-term debt, net of current portion	646.3	752.4
Pension and other long-term liabilities	527.9	526.5
Redeemable preferred stock	10.7	10.5
Minority interest	28.8	23.2
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01 per share:
Voting — 600,000 shares authorized; 590,000 issued and outstanding at April 30, 2004 and January 31, 2004, respectively	—	—
Additional paid in capital	676.4	557.8
Accumulated deficit	(54.2)	(47.6)
Accumulated other comprehensive income	74.0	93.9

Total stockholders’ equity	696.2	604.1

Total liabilities and stock holders’ equity	$2,316.6	$2,296.6

See accompanying notes to consolidated financial statements.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	Three Months Ended
	April 30,
	2004	2003
	(Unaudited)
	(Millions of dollars)
Cash flows from operating activities:
Net loss	$(6.6)	$(22.6)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	42.8	34.8
Amortization of deferred financing fees	1.0	1.5
Change in deferred income taxes	(3.0)	0.8
Asset impairments and other restructuring charges	2.4	4.1
Minority interest	2.6	1.0
Subsidiary preferred stock dividends	0.2	—
Compensation expense related to restricted stock units	1.6	—
Loss on early extinguishment of debt	12.2	—
Gain on sale of assets	(0.1)	(0.4)
Changes in operating assets and liabilities that increase (decrease) cash flows:
Receivables	(10.1)	(26.0)
Inventories	(11.4)	2.1
Prepaid expenses and other	1.4	3.9
Accounts payable and accrued liabilities	39.7	0.2
Chapter 11 items:
Reorganization items	—	13.1
Interest accrued on Credit Agreement	—	12.6
Payments related to Chapter 11 Filings	(0.8)	(8.0)

Cash provided by operating activities	71.9	17.1

Cash flows from investing activities:
Purchase of property, plant, equipment and tooling	(29.3)	(20.0)
Proceeds from sale of assets	0.1	0.7

Cash used for investing activities	(29.2)	(19.3)

Cash flows from financing activities:
Capital contribution from parent	117.0	—
Redemption of New Senior Notes	(96.7)	—
Prepayment of New Term Loan	(16.0)	—
Repayment of long-term debt	(2.3)	—
Changes in borrowings under DIP facility	—	11.5
Repayment of notes payable issued in connection with purchases of businesses	(7.1)	(2.0)
Changes in bank borrowings and revolving facility	—	(5.6)

Cash provided by (used for) financing activities	(5.1)	3.9

Effect of exchange rate changes on cash and cash equivalents	(0.8)	2.0

Increase in cash and cash equivalents	36.8	3.7
Cash and cash equivalents at beginning of period	48.5	66.1

Cash and cash equivalents at end of period	$85.3	$69.8

Supplemental data:
Cash paid for interest	$9.1	$3.1
Cash paid for income taxes	$3.9	$0.5

See accompanying notes to consolidated financial statements.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended April 30, 2004 and 2003
(Unaudited)
(Millions of Dollars, Unless Otherwise Stated)

(1) Description of Business, Chapter 11 Filings and Emergence from Chapter 11

     These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 as filed with the Securities and Exchange Commission on April 14, 2004.

Description of Business

     Unless otherwise indicated, references to “Company” mean (i) prior in the effectiveness of Old Hayes’ Plan of Reorganization (as defined below) and the related restructuring, to Old Hayes and its consolidated subsidiaries (the “Predecessor”), and (ii) after the effectiveness of Old Hayes’ Plan of Reorganization and the related restructuring to HLI Operating Company, Inc., and its consolidated subsidiaries (the “Successor”). References to fiscal year means the Company’s year commencing on February 1 of that year and ending on January 31 of the following year (i.e., “fiscal 2004” refers to the period beginning February 1, 2004 and ending January 31, 2005, “fiscal 2003” refers to the period beginning February 1, 2003 and ending January 31, 2004).

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

     Pursuant to the Plan of Reorganization, Old Hayes caused the formation of (i) a new holding company, HLI Holding Company, Inc., a Delaware corporation (“HoldCo”), (ii) HLI Parent Company, Inc., a Delaware corporation and a wholly owned subsidiary of HoldCo (“ParentCo”), and (iii) HLI Operating Company, Inc, a Delaware corporation and a wholly owned subsidiary of ParentCo (“HLI”). On the Effective Date, (i) HoldCo was renamed Hayes Lemmerz International, Inc. (“New Hayes”), (ii) New Hayes

contributed to ParentCo 30,000,000 shares of its common stock, par value $.01 per share (the “New Common Stock”), and 957,447 series A warrants and 957,447 series B warrants to acquire New Common Stock of New Hayes (the “Series A Warrants” and “Series B Warrants,” respectively), (iii) ParentCo in turn contributed such shares of New Common Stock and Series A Warrants and Series B Warrants to HLI and (iv) pursuant to an Agreement and Plan of Merger, dated as of June 3, 2003 (the “Merger Agreement”), between Old Hayes and HLI, Old Hayes was merged with and into HLI (the “Merger”), with HLI continuing as the surviving corporation.

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

     In connection with the Debtors’ emergence from Chapter 11, on the Effective Date, HLI entered into a $550.0 million senior secured credit facility, as amended by Amendment No. 1 and Waiver to Credit Agreement, dated October 16, 2003 and Amendment No. 2 and Waiver to the Credit Agreement, dated February 6, 2004 (as amended, the “New Credit Facility”). The New Credit Facility consists of a $450.0 million six-year amortizing term loan (the “New Term Loan”) and a five-year $100.0 million revolving credit facility (the “Revolving Credit Facility”). In addition, HLI issued on the Effective Date an aggregate of $250.0 million principal amount of 10 1/2% senior notes due 2010 (the “New Senior Notes”). The proceeds from the initial $450.0 million of borrowings under the New Credit Facility and the net proceeds from the New Senior Notes were used to make payments required under the Plan of Reorganization, including the repayment of the Company’s DIP Facility and a payment of $477.3 million to certain prepetition lenders, to pay related transaction costs and to refinance certain debt.

     Reorganization items for the three months ended April 30, 2003 as reported in the consolidated statement of operations included herein are comprised of income, expense and loss items that were realized or incurred by the Debtors as a direct result of the Company’s decision to reorganize under Chapter 11. During the three months ended April 30, 2003, reorganization items were as follows (millions of dollars):

2003
Critical employee retention plan provision	$1.3
Estimated accrued liability for rejected prepetition leases and contracts	—
Professional fees related to the Filing	11.5
Other	0.3

Total	$13.1

     Cash payments with respect to such reorganization items consisted primarily of professional fees and were approximately $8.0 million during the first quarter of fiscal 2003.

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

     Based on Old Hayes’ compromise total enterprise value of $1,250.0 million as confirmed by the Bankruptcy Court, the aggregate amount of the Restructuring Performance Bonus was $12.1 million. Of the aggregate $12.1 million, approximately $6.0 million was paid in cash on July 1, 2003, and approximately $2.0 million was paid on August 29, 2003, as determined by New Hayes’ Board of Directors. The remaining portion of the Restructuring Performance Bonus was paid in 215,935 shares of restricted units of New Hayes on July 28, 2003. Pursuant to provisions contained in the CERP, the restricted units will vest as follows, subject to the participant’s continued employment:

•	one half of the restricted units will vest on the first anniversary of the Effective Date, and;

•	one half of the restricted units will vest on the second anniversary of the Effective Date.

     The Company recognized $1.6 million of compensation expense related to such restricted stock units during the three months ended April 30, 2004.

(2) Basis of Presentation and Stock Based Compensation

Basis of Presentation

     As discussed in Note 1, Old Hayes filed a voluntary petition for reorganization relief under Chapter 11 of the Bankruptcy Code in December 2001 and emerged from Chapter 11 on June 3, 2003. Upon emergence from Chapter 11, the Company implemented fresh start accounting principles pursuant to American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). SOP 90-7 requires the segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date, and identification of all transactions and events that are directly associated with the reorganization of the Predecessor. As a result of the application of fresh start accounting on May 31, 2003, and in accordance with SOP 90-7, the post-emergence financial results of the Company for the period ending April 30, 2004 are presented as the “Successor” and the pre-emergence financial results of the Company for the period ending April 30, 2003 are presented as the “Predecessor.” Comparative financial statements do not straddle the emergence date because in effect the Successor Company represents a new entity. Per share and share information for the Predecessor Company for all periods presented on the consolidated statement of operations have been omitted as such information is deemed to be not meaningful.

     The Company’s unaudited interim consolidated financial statements do not include all of the disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim period results have been included. Operating results for the interim periods presented in fiscal 2004 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 31, 2005.

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

Successor
Three Months
Ended
April 30,
2004
Net loss (millions of dollars):
As reported	$(6.6)
Pro forma	(8.0)

     As of the Effective Date, all options under the Predecessor Company’s stock option plans were cancelled and those plans were terminated. Accordingly, no pro forma net income (loss) has been presented for any of the stock options granted under those terminated plans.

(3) Inventories

     The major classes of inventory are as follows (millions of dollars):

	Successor
	April 30,	January 31,
	2004	2004
Raw materials	$53.1	$48.3
Work-in-process	41.7	42.2
Finished goods	64.9	61.8
Spare parts and supplies	40.6	37.0

Total	$200.3	$189.3

(4) Property, Plant and Equipment

     The major classes of property, plant and equipment are as follows (millions of dollars):

	Successor
	April 30,	January 31,
	2004	2004
Land	$44.8	$42.4
Buildings	214.0	212.5
Machinery and equipment	814.9	793.7
Capital lease assets	8.4	8.4

	1,082.1	1,057.0
Accumulated depreciation	(117.2)	(90.5)

Property, plant and equipment, net	$964.9	$966.5

(5) Goodwill and Other Intangible Assets

     Goodwill and other intangible assets consist of the following (million of dollars):

	Successor
	April 30, 2004			January 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Customer base	$166.1	$(7.7)	$158.4	$169.3	$(5.8)	$163.5
Unpatented technology	36.0	(5.2)	30.8	36.7	(4.6)	32.1

	$202.1	$(12.9)	$189.2	$206.0	$(10.4)	$195.6

Non amortized intangible assets:
Tradenames	$40.7			$41.6

Goodwill	$411.6			$416.2

     The Company expects that ongoing amortization expense will approximate between $13 million and $16 million in each of the next five fiscal years.

     The changes in the net carrying amount of goodwill by segment during the first quarter of fiscal 2004 were as follows (millions of dollars):

	Automotive
	Wheels	Components	Other	Total
Balance as of January 31, 2004	$416.2	$—	$—	$416.2
Effects of currency translation	(10.3)	—	—	(10.3)
Acquisitions and purchase accounting adjustments	5.7	—	—	5.7

Balance as of April 30, 2004	$411.6	$—	$—	$411.6

(6) Bank Borrowings, Other Notes and Long-Term Debt

     Bank borrowings and other notes of $6.9 million as of April 30, 2004 consists primarily of the remaining note payable issued in conjunction with the Company’s acquisition of its Chihuahua, Mexico facility, and short-term credit facilities of the Company’s foreign subsidiaries. Bank borrowings and other notes of $14.2 million at January 31, 2004 consists primarily of short-term credit facilities of the Company’s foreign subsidiaries, as well as notes payable of $1.1 million and $10.5 million issued in conjunction with the Company’s acquisition of an additional 35% ownership interest in its Turkish joint venture and acquisition of an aluminum wheel plant formerly operated as part of the Company’s Mexican joint venture, respectively.

     Long-term debt consists of the following (millions of dollars):

	Successor
	April 30,	January 31,
	2004	2004
Various foreign bank and government loans maturing through 2006, weighted average interest rates of 5.8 % and 5.7% at April 30, 2004 and January 31, 2004, respectively	$27.7	$28.6
New Term Loan maturing 2009, weighted average interest rate of 5.0% at April 30, 2004 and January 31, 2004	430.5	447.8
10½% New Senior Notes, net of discount of $0.9 million and $1.4 million at April 30, 2004 and January 31, 2004, respectively, due 2010	161.6	248.6
Mortgage note payable	22.4	22.5
Capital lease obligations	14.8	16.2

	657.0	763.7
Less current portion of long-term debt	10.7	11.3

Long-term debt	$646.3	$752.4

     As discussed in Note (1), the Debtors emerged from Chapter 11 on June 3, 2003. In connection with the Debtors’ emergence on the Effective Date, HLI entered into a $550.0 million senior secured credit facility, which was subsequently amended on October 16, 2003 by Amendment No. 1 and Waiver to Credit Agreement and on February 6, 2004 by Amendment No. 2 and Waiver to the Credit Agreement to, among other things, reduce the interest rate on the term loan portion of the senior secured credit facility by 100 basis points, (as amended, the “New Credit Facility”). The New Credit Facility consists of a $450.0 million six-year amortizing term loan (the “New Term Loan”) and a five-year $100.0 million revolving credit facility (the “Revolving Credit Facility”). In addition, HLI issued on the Effective Date an aggregate of $250.0 million principal amount of 10½% senior notes due 2010 (the “New Senior Notes”). The proceeds from the initial $450.0 million of borrowings under the New Credit Facility and the net proceeds from the New

Senior Notes were used to make payments required under the Plan of Reorganization, including the repayment of the Company’s DIP Facility and a payment of $477.3 million to certain prepetition lenders, to pay related transaction costs and to refinance certain debt.

Early Repayment of Long-Term Debt

          On February 11, 2004, New Hayes closed on a primary offering of 7,720,970 shares of its common stock for net proceeds of $117.0 million. On March 12, 2004, the Company used a portion of the net proceeds to redeem $87.5 million aggregate principal amount, plus accrued and unpaid interest thereon, of its outstanding New Senior Notes at a redemption price of 110.5%. This redemption resulted in a loss on early extinguishment of $11.8 million during the first quarter of fiscal 2004, including $2.6 million related to original issue discount and debt issuance costs on the redeemed portion of the New Senior Notes.

          The Company also used a portion of the primary stock offering proceeds to prepay $16.0 million, plus accrued and unpaid interest thereon, of its New Term Loan on February 12, 2004. Upon prepayment, the Company recognized a loss on early extinguishment of $0.4 million related to debt issuance costs on the prepaid portion of the New Term Loan.

(7) Employee Benefit Plans

     The 2004 and 2003 amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three months ended April 30 for each year:

	North American Plans				International Plans
	Pension		Other		Pension
	Benefits		Benefits		Benefits
	2004	2003	2004	2003	2004	2003
Service cost	$0.1	$0.1	$—	$—	$0.2	$0.2
Interest cost	2.8	2.9	2.9	3.0	2.0	1.7
Expected return on plan assets	(2.4)	(2.3)	—	—	—	—
Amortization of prior service cost	—	0.1	—	0.1	0.1	0.1
Amortization of net (gain)/loss	—	0.7	(0.2)	1.4	—	0.1

Net periodic benefit cost	$0.5	$1.5	$2.7	$4.5	$2.3	$2.1

     The Company expects to contribute $5.0 million to its North American pension plans in 2004.

(8) Asset Impairments and Other Restructuring Charges

     The Company recorded asset impairment losses and other restructuring charges of $2.4 million in the first quarter of fiscal 2004 and $4.1 million in the first quarter of fiscal 2003.

     Asset impairments and other restructuring charges by segment are as follows:

	Successor
	Three Months Ended April 30, 2004
	Automotive
	Wheels	Components	Other	Total
Facility closure costs	$—	$(0.2)	$—	$(0.2)
Severance and other restructuring costs	2.6	—	—	2.6

Total	$2.6	$(0.2)	$—	$2.4

	Predecessor
	Three Months Ended April 30, 2003
	Automotive
	Wheels	Components	Other	Total
Impairment of manufacturing facilities	$0.5	$0.1	$—	$0.6
Impairment of machinery, equipment and tooling	1.5	1.7	—	3.2
Facility closure costs	0.3	—	—	0.3

Total	$2.3	$1.8	$—	$4.1

Impairment of Manufacturing Facilities

     During the first quarter of fiscal 2003, the Company recorded asset impairment losses of $0.6 million to write down the fair value of its Petersburg, Michigan facility and its Thailand greenfield site based on current real estate market conditions. The Petersburg, Michigan facility was sold during the first quarter of fiscal 2004. The Thailand greenfield site was sold during the second quarter of fiscal 2003.

Impairment of Machinery, Equipment and Tooling

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

Facility Closures

     On April 1, 2004, the Company announced the closure of its Howell, Michigan manufacturing facility. As part of management’s on-going rationalization initiatives, the decision to close the Howell facility was based on improving capacity utilization and overall efficiency of the Company. Production of the aluminum wheels manufactured at the facility will be transferred to other manufacturing facilities in the United States. During the three months ended April 30, 2004, the Company recorded severance and other restructuring charges related to 152 hourly employees of the Howell facility of $2.6 million which are expected to be paid during the second quarter of fiscal 2004. The Company anticipates that it will incur and recognize additional restructuring and other closure costs of approximately $5 million to $7 million during fiscal 2004 and 2005, primarily related to lease termination, plant closing costs and maintenance subsequent to the shutdown date.

     In conjunction with the sale of its Petersburg, Michigan facility in the first quarter of fiscal 2004, the Company reversed $0.2 million in facility closure costs that had previously been accrued.

     In connection with the closure of its Bowling Green, Kentucky facility which the Company announced during the fourth quarter of fiscal 2001, the Company recorded a restructuring charge of $0.3 million in the first quarter of fiscal 2003. This charge relates to additional plant closure costs subsequent to the shutdown date and is expected to be paid during fiscal 2004.

Facility Exit Cost and Severance Accruals

     The following table describes the activity in the balance sheet accounts affected by severance and other facility exit costs during the three months ended April 30, 2004 (millions of dollars):

			Cash
		Severance	Payments
	January 31,	and Other	and Effects	April 30,
	2004	Restructuring	of Foreign	2004
	Accrual	Charges	Currency	Accrual
Facility exit costs	$1.7	$(0.2)	$(0.5)	$1.0
Severance	1.0	2.6	(0.8)	2.8

	$2.7	$2.4	$(1.3)	$3.8

(9)  Loss per Share

     No loss per share is presented for the Company as none of its outstanding common stock is publicly traded.

(10) Comprehensive Income (Loss)

     The components of comprehensive income (loss) for the three months ended April 30, 2004 and 2003 are as follows:

	2004	2003
Net loss	$(6.6)	$(22.6)
Cumulative translation adjustments	(19.9)	12.0

Total comprehensive loss	$(26.5)	$(10.6)

(11) Common Stock Offering

     On February 11, 2004, New Hayes closed on a primary offering of 7,720,970 shares of common stock, and a secondary offering of 2 million shares of its common stock. The Company used the net proceeds of $117.0 million received from the primary offering to redeem $87.5 million aggregate principal amount, plus accrued and unpaid interest thereon, of its outstanding New Senior Notes on March 12, 2004, to prepay $16.0 million, plus accrued and unpaid interest thereon, of its New Term Loan on February 12, 2004, and for general corporate purposes. (See Note (6).)

(12) Segment Reporting

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

     The following tables present revenues and other financial information by business segment (millions of dollars):

	Successor
	As of and for the Three Months Ended April 30, 2004
	Automotive
	Wheels	Components	Other	Total
Net sales	$352.2	$200.6	$41.3	$594.1
Earnings from operations	16.5	9.3	0.4	26.2
Asset impairments and other restructuring charges	(2.6)	0.2	—	(2.4)
Goodwill	411.6	—	—	411.6
Total assets	1,618.1	542.4	156.1	2,316.6

	Predecessor
	Three Months Ended April 30, 2003
	Automotive
	Wheels	Components	Other	Total
Net sales	$303.0	$184.1	$28.2	$515.3

Earnings (loss) from operations	$17.3	$3.4	$(19.4)	$1.3
Reorganization items	—	0.2	(13.3)	(13.1)
Fresh start accounting adjustments	—	—	—	—

Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items	$17.3	$3.2	$(6.1)	$14.4

Asset impairments and other restructuring charges	$(2.3)	$(1.8)	$—	$(4.1)

	Successor
	As of January 31, 2004
	Automotive
	Wheels	Components	Other	Total
Goodwill	$416.2	$—	$—	$416.2
Total assets	$1,490.6	$541.3	$264.7	$2,296.6

(13) Condensed Consolidating Financial Statements

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

Guarantor and Nonguarantor Financial Statements

     As further discussed in Notes (1) and (6), in connection with the Plan of Reorganization, HLI issued $250.0 million aggregate principal amount of the New Senior Notes (the “Issuer ”). The New Senior Notes are guaranteed by New Hayes and ParentCo and substantially all of New Hayes’ domestic subsidiaries (other than HLI as the issuer of the New Senior Notes) (collectively, the “Guarantor Subsidiaries”). None of New Hayes’ foreign subsidiaries have guaranteed the New Senior Notes, nor have two of New Hayes’ domestic subsidiaries owned by foreign subsidiaries of New Hayes (collectively, the “Nonguarantor Subsidiaries”).

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

SUCCESSOR
For the Three Months Ended April 30, 2004

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
		(Millions of dollars)
		(Unaudited)
Net sales	$1.0	$302.8	$296.3	$(6.0)	$594.1
Cost of goods sold	10.1	264.1	251.8	(6.0)	520.0

Gross profit (loss)	(9.1)	38.7	44.5	—	74.1
Marketing, general and administration	0.3	22.5	21.1	—	43.9
Equity in (earnings) losses of subsidiaries and joint ventures	(21.6)	1.9	—	19.7	—
Asset impairments and other restructuring charges	(0.2)	2.6	—	—	2.4
Other expense (income), net	0.2	—	1.4	—	1.6

Earnings (loss) from operations	12.2	11.7	22.0	(19.7)	26.2
Interest expense, net	6.4	0.1	6.6	—	13.1
Other non-operating (income) expense	0.2	—	(0.3)	—	(0.1)
Loss on early extinguishment of debt	12.2	—	—	—	12.2

Earnings (loss) before taxes on income and minority interest	(6.6)	11.6	15.7	(19.7)	1.0
Income tax provision	—	0.6	4.4	—	5.0

Earnings (loss) before minority interest	(6.6)	11.0	11.3	(19.7)	(4.0)
Minority interest	—	—	2.6	—	2.6

Net income (loss)	$(6.6)	$11.0	$8.7	$(19.7)	$(6.6)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

PREDECESSOR
For the Three Months Ended April 30, 2003

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(Millions of dollars)
	(Unaudited)
Net sales	$61.0	$232.6	$229.2	$(7.5)	$515.3
Cost of goods sold	61.3	216.6	193.2	(7.5)	463.6

Gross profit (loss)	(0.3)	16.0	36.0	—	51.7
Marketing, general and administration	5.5	14.1	14.1	—	33.7
Equity in (earnings) losses of subsidiaries and joint ventures	1.1	(7.9)	(0.1)	6.9	—
Asset impairments and other restructuring charges	0.2	3.4	0.5	—	4.1
Other expense (income), net	(0.3)	(0.1)	(0.1)	—	(0.5)
Reorganization items	13.3	(0.2)	—	—	13.1

Earnings (loss) from operations	(20.1)	6.7	21.6	(6.9)	1.3
Interest expense, net	2.8	8.8	5.4	—	17.0

Earnings (loss) before taxes on income and minority interest	(22.9)	(2.1)	16.2	(6.9)	(15.7)
Income tax provision	(0.3)	0.7	5.5	—	5.9

Earnings (loss) before minority interest	(22.6)	(2.8)	10.7	(6.9)	(21.6)
Minority interest	—	—	1.0	—	1.0

Net income (loss)	$(22.6)	$(2.8)	$9.7	$(6.9)	$(22.6)

CONDENSED CONSOLIDATING BALANCE SHEETS
SUCCESSOR
As of April 30, 2004

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Millions of dollars)
	(Unaudited)
Cash and cash equivalents	$16.3	$—	$69.0	$—	$85.3
Receivables	0.8	125.1	207.9	—	333.8
Inventories	5.6	85.4	109.3	—	200.3
Prepaid expenses and other	5.4	8.5	13.3	—	27.2

Total current assets	28.1	219.0	399.5	—	646.6
Net property, plant and equipment	36.7	354.3	573.9	—	964.9
Goodwill and other assets	1,335.5	51.1	620.3	(1,301.8)	705.1

Total assets	$1,400.3	$624.4	$1,593.7	$(1,301.8)	$2,316.6

Bank borrowings and other notes	$—	$—	$6.9	$—	$6.9
Current portion of long-term debt	4.5	0.2	6.0	—	10.7
Accounts payable and accrued liabilities	70.3	94.1	224.7	—	389.1

Total current liabilities	74.8	94.3	237.6		406.7
Long-term debt, net of current portion	610.0	8.2	28.1	—	646.3
Pension and other long-term liabilities	270.5	0.4	257.0	—	527.9
Redeemable preferred stock	10.7	—	—	—	10.7
Minority interest	—	—	28.8	—	28.8
Parent loans	(261.9)	(53.3)	314.8	0.4	—
Common stock	—	—	—	—	—
Additional paid-in capital	676.4	617.4	641.0	(1,258.4)	676.4
Retained earnings (accumulated deficit)	(54.2)	(41.8)	31.5	10.3	(54.2)
Accumulated other comprehensive income loss)	74.0	(0.8)	54.9	(54.1)	74.0

Total stockholders’ equity	696.2	574.8	727.4	(1,302.2)	696.2

Total liabilities and stockholder’s equity	$1,400.3	$624.4	$1,593.7	$(1,301.8)	$2,316.6

CONDENSED CONSOLIDATING BALANCE SHEETS
SUCCESSOR
As of January 31, 2004

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Millions of dollars)
Cash and cash equivalents	$(3.2)	$(0.6)	$52.3	$—	$48.5
Receivables	1.2	132.0	191.2	—	324.4
Inventories	5.7	86.5	97.1	—	189.3
Prepaid expenses and other	6.8	8.9	13.3	—	29.0

Total current assets	10.5	226.8	353.9	—	591.2
Net property, plant and equipment	36.6	355.5	574.4	—	966.5
Goodwill and other assets	1,339.4	83.3	618.9	(1,302.7)	738.9

Total assets	$1,386.5	$665.6	$1,547.2	$(1,302.7)	$2,296.6

Bank borrowings and other notes	$—	$—	$14.2	$—	$14.2
Current portion of long-term debt	4.5	—	6.8	—	11.3
Accounts payable and accrued liabilities	83.3	82.7	188.4	—	354.4

Total current liabilities	87.8	82.7	209.4		379.9
Long-term debt, net of current portion	714.3	8.4	29.7	—	752.4
Pension and other long-term liabilities	263.1	0.4	263.0	—	526.5
Redeemable preferred Stock of Subsidiary	10.5	—	—	—	10.5
Minority interest	—	—	23.2	—	23.2
Parent loans	(293.3)	(24.5)	315.4	2.4	—
Liabilities subject to compromise	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	557.8	652.3	626.6	(1,278.9)	557.8
Retained earnings (accumulated deficit)	(47.6)	(53.5)	21.6	31.9	(47.6)
Accumulated other comprehensive income loss)	93.9	(0.2)	58.3	(58.1)	93.9

Total stockholders’ equity	604.1	598.6	706.5	(1,305.1)	604.1

Total liabilities and stockholder’s equity	$1,386.5	$665.6	$1,547.2	$(1,302.7)	$2,296.6

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
SUCCESSOR
For the Three Months Ended April 30, 2004

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Millions of dollars)
	(Unaudited)
Cash flows provided by (used for) operating activities	$(16.2)	$47.9	$40.2	$—	$71.9

Cash flows from investing activities:
Acquisition of property, plant, equipment, and tooling	(1.0)	(14.7)	(13.6)	—	(29.3)
Proceeds from sale of assets	—	(0.1)	0.2	—	0.1

Cash used for investing activities	(1.0)	(14.8)	(13.4)	—	(29.2)
Cash flows from financing activities:
Capital contribution	117.0	—	—	—	117.0
Repayment of notes payable	—	—	(7.1)	—	(7.1)
Prepayment of New Term Loan	(16.0)	—	—	—	(16.0)
Redemption of New Senior Notes	(96.7)	—	—	—	(96.7)
Repayment of long-term debt	(1.1)	—	(1.2)	—	(2.3)

Cash provided by (used for) financing activities	3.2	—	(8.3)	—	(5.1)
Increase (decrease) in parent loans and advances	33.5	(32.5)	(1.0)	—	—
Effect of exchange rates of cash and cash equivalents	—	—	(0.8)	—	(0.8)

Net increase in cash and cash equivalents	19.5	0.6	16.7	—	36.8
Cash and cash equivalents at beginning of period	(3.2)	(0.6)	52.3	—	48.5

Cash and cash equivalents at end of period	$16.3	$—	$69.0	$—	$85.3

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
PREDECESSOR
For the Three Months Ended April 30, 2003

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
	(Millions of dollars)
	(Unaudited)
Cash flows provided by (used for) operating activities	$(8.7)	$7.3	$18.5	$—	$17.1

Cash flows from investing activities:
Acquisition of property, plant, equipment, and tooling	(1.8)	(9.0)	(9.2)	—	(20.0)
Proceeds from sale of assets and non-core businesses	—	0.5	0.2	—	0.7

Cash provided by (used for) investing activities	(1.8)	(8.5)	(9.0)	—	(19.3)

Cash flows from financing activities:
Increase in bank borrowings, revolving facility, DIP facility and other notes	11.5	—	—	—	11.5

Repayment of bank borrowings, revolving facility, and long term debt from financing	—	(0.8)	(6.8)	—	(7.6)

Cash provided by (used for) financing activities	11.5	(0.8)	(6.8)	—	3.9
Increase (decrease) in parent loans and advances	(1.9)	2.2	(0.3)	—	—
Effect of exchange rates of cash and cash equivalents	—	—	2.0	—	2.0

Net increase (decrease) in cash and cash equivalents	(0.9)	0.2	4.4	—	3.7
Cash and cash equivalents at beginning of period	13.3	—	52.8	—	66.1

Cash and cash equivalents at end of period	$12.4	$0.2	$57.2	$—	$69.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

     This discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 as filed with the Securities and Exchange Commission on April 12, 2004, and the other information included herein.

Company Overview

     Unless otherwise indicated, references to “Company” mean (i) prior to the effectiveness of Old Hayes’ Plan of Reorganization (as defined below) and the related restructuring, to Old Hayes and its consolidated subsidiaries (the “Predecessor”), and (ii) after the effectiveness of Old Hayes’ Plan of Reorganization and the related restructuring, to HLI Operating Company, Inc. and its consolidated subsidiaries (the “Successor”). References to fiscal year means the Company’s year commencing on February 1 of that year and ending on January 31 of the following year (i.e., “fiscal 2004” refers to the period beginning February 1, 2004 and ending January 31, 2005, “fiscal 2003” refers to the period beginning February 1, 2003 and ending January 31, 2004.)

     Originally founded in 1908, the Company is a leading worldwide producer of aluminum and steel wheels for the light vehicle market. The Company is a leading provider of steel wheels for the commercial highway market and is also a leading supplier in the high growth market for lightweight aluminum products, including suspension, brake and powertrain components. The Company is a leading supplier of the automotive wheels used by OEMs in North America and Europe. The Company has a global footprint with 44 facilities located in 14 countries around the world. The Company sells products to every major North American, Japanese and European manufacturer of passenger cars and light trucks as well as more than 300 commercial highway vehicle customers throughout the world. The Company’s products are presently on 16 of the top 20 selling platforms for passenger cars in the United States.

     The Company has a sales and marketing organization of dedicated customer teams located in all major vehicle producing regions. The Company’s ability to support its customers globally is further enhanced by the Company’s broad global presence in terms of sales offices, manufacturing facilities and engineering/technical centers.

     On December 5, 2001, Old Hayes, 30 of its wholly owned domestic subsidiaries and one wholly owned Mexican subsidiary filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. Old Hayes emerged from bankruptcy on June 3, 2003. In connection with the emergence from Chapter 11, the Company entered into a $550.0 million senior secured credit facility, as amended. The New Credit Facility consists of a $450.0 million six-year amortizing term loan (the “New Term Loan”) and a five-year $100.0 million revolving credit facility. In addition, HLI issued an aggregate of $250.0 million principal amount of 10 1/2% senior notes due 2010 (the “New Senior Notes”). On February 11, 2004, Hayes Lemmerz International, Inc. closed on a primary offering of 7.7 million shares of common stock, and a secondary offering of 2.0 million shares of its common stock. The Company used the net proceeds received from the primary offering to redeem $87.5 million aggregate principal amount, plus accrued and unpaid interest thereon, of its outstanding New Senior Notes on March 12, 2004, to prepay $16.0 million, plus accrued and unpaid interest thereon, of its New Term Loan on February 12, 2004, and for general corporate purposes.

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

     The Plan of Reorganization provided for the cancellation of the existing common stock of Old Hayes and the issuance of cash, new common stock in the reorganized Company and other property to certain creditors of the Company in respect of certain classes of claims. The Plan of Reorganization was confirmed by an order of the Bankruptcy Court on May 12, 2003, which order has become final and non-appealable.

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

     Pursuant to the Plan of Reorganization, Old Hayes caused the formation of (i) a new holding company, HLI Holding Company, Inc., a Delaware corporation (“HoldCo”), (ii) HLI Parent Company, Inc., a Delaware corporation and a wholly owned subsidiary of HoldCo (“ParentCo”), and (iii) HLI Operating Company, Inc, a Delaware corporation and a wholly owned subsidiary of ParentCo (“HLI”). On the Effective Date, (i) HoldCo was renamed Hayes Lemmerz International, Inc. (“New Hayes”), (ii) New Hayes contributed to ParentCo 30,000,000 shares of its common stock, par value $.01 per share (the “New Common Stock”), and 957,447 series A warrants and 957,447 series B warrants to acquire New Common Stock of New Hayes (the “Series A Warrants” and “Series B Warrants,” respectively), (iii) ParentCo in turn contributed such shares of New Common Stock and Series A Warrants and Series B Warrants to HLI and (iv) pursuant to an Agreement and Plan of Merger, dated as of June 3, 2003 (the “Merger Agreement”), between Old Hayes and HLI, Old Hayes was merged with and into HLI (the “Merger”), with HLI continuing as the surviving corporation.

     Pursuant to the Plan of Reorganization and as a result of the Merger, all of the issued and outstanding shares of common stock, par value $.01 per share, of Old Hayes (the “Old Common Stock”), and any other outstanding equity securities of Old Hayes, including all options and warrants, were cancelled. The holders of the existing voting common stock of Old Hayes immediately before confirmation did not receive any voting shares of the emerging entity or any other consideration under the Plan of Reorganization as a result of their ownership interests of the Predecessor. This represented a complete change of control in the ownership of the Company. Promptly following the Merger, HLI distributed to certain holders of allowed claims, under the terms of the Plan of Reorganization, an amount in cash, the New Common Stock, the Series A Warrants, the Series B Warrants and the Preferred Stock (as defined below). Prior to the Merger, the Old Common Stock was registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In reliance on Rule 12g-3(a) of the Exchange Act, by virtue of the status of New Hayes as a successor issuer to the Company, the New Common Stock is deemed registered under Section 12(g) of the Exchange Act. The Company filed a Form 15 with the SEC to terminate the registration of the Old Common Stock under the Exchange Act.

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

     Reorganization items for the three months ended April 30, 2003 as reported in the consolidated statements of operations included herein are comprised of income, expense and loss items that were realized or incurred by the Debtors as a direct result of the Company’s decision to reorganize under Chapter 11. During the three months ended April 30, 2003, reorganization items were as follows (millions of dollars):

2003
Critical employee retention plan provision	$1.3
Estimated accrued liability for rejected prepetition leases and contracts	—
Professional fees related to the Filing	11.5
Other	0.3

Total	$13.1

     Cash payments with respect to such reorganization items consisted primarily of professional fees and were approximately $8.0 million during the first quarter of fiscal 2003.

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

     The Company is organized based primarily on markets served and products produced. Under this organization structure, the Company’s operating segments have been aggregated into three reportable segments: Automotive Wheels, Components and Other. The Automotive Wheels segment includes results from the Company’s operations that primarily design and manufacture fabricated steel and cast aluminum wheels for original equipment manufacturers in the global passenger car and light vehicle markets. The Components segment includes results from the Company’s operations that primarily design and manufacture suspension, brake and powertrain components for original equipment manufacturers in the global passenger car and light vehicle markets. The Other segment includes results from the Company’s operations that primarily design and manufacture wheel and brake products for commercial highway and aftermarket customers in North America. The Other segment also includes financial results related to the Company’s corporate office and elimination of certain intercompany activities.

Three Months Ended April 30, 2004 Compared to Three Months Ended April 30, 2003

Net Sales

	Three Months Ended April 30,
	2004	2003	$ Change
	(Millions of dollars)
Automotive Wheels	$352.2	$303.0	$49.2
Components	200.6	184.1	16.5
Other	41.3	28.2	13.1

Total	$594.1	$515.3	$78.8

     The Company’s net sales for the first quarter of 2004 increased $78.8 million to $594.1 million from $515.3 million in the first quarter of 2003. After adjusting for the net impact of favorable exchange rate fluctuations relative to the U.S. dollar, net sales for the first quarter of 2004 increased 8.5% or approximately $43.8 million as compared to the same period in 2003.

     Net sales from the Company’s Automotive Wheels segment increased $49.2 million to $352.2 million in the first quarter of fiscal 2004 from $303.0 million in the first quarter of 2003. Automotive Wheels net sales were favorably impacted by foreign exchange rate fluctuations relative to the U.S. dollar, which increased sales by approximately $31 million. The remaining increase in sales is primarily due to increased volumes abroad and the impact of consolidating sales from the Company’s facility in Turkey, after having acquired a controlling interest in the facility during the fourth quarter of fiscal 2003. These increases were partially offset by decreased unit pricing globally and lower customer production requirements in North America.

     Net sales from Components increased $16.5 million to $200.6 million in first quarter 2004 from $184.1 million in first quarter 2003. The increase in Components net sales was primarily due to increased customer production requirements and a favorable product mix which increased sales by approximately $16 million. The impact of favorable foreign exchange rate fluctuations increased net sales by approximately $4 million, but was partially offset by decreased unit pricing.

     Other net sales increased $13.1 million to $41.3 million during first quarter 2004 from $28.2 million during first quarter 2003. This increase was primarily due to higher volumes in the Company’s commercial highway and aftermarket operations.

Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items

     Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items is used as a non-GAAP measure of the Company’s primary profitability measure because it excludes fresh start accounting adjustments and reorganization items which do not represent normal operating performance of the Company as these items relate only to the Company’s Chapter 11 Filings and emergence. Earnings from operations excluding fresh start accounting adjustments and reorganization items is calculated as follows (millions of dollars):

	Three Months Ended April 30,
	2004	2003
Earnings from operations	$26.2	$1.3
Excluding:
Reorganization items	—	13.1

Earnings from operations excluding fresh start accounting adjustments and reorganization items	$26.2	$14.4

     The following tables present earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items, as well as other information by segment (millions of dollars):

	Three Months Ended April 30, 2004
	Automotive
	Wheels	Components	Other	Total
Earnings from operations	$16.5	$9.3	$0.4	$26.2
Asset impairments and other restructuring charges:
Facility closure costs	$—	$0.2	$—	$0.2
Severance and other restructuring costs	(2.6)	—	—	(2.6)

Total asset impairments and other restructuring charges:	$(2.6)	$0.2	$—	$(2.4)

	Three Months Ended April 30, 2003
	Automotive
	Wheels	Components	Other	Total
Earnings (loss) from operations excluding fresh start accounting adjustment and reorganization items	$17.3	$3.2	$(6.1)	$14.4
Reorganization items	—	0.2	(13.3)	(13.1)
Asset impairments and other restructuring charges:
Impairment of manufacturing facilities	$(0.5)	$(0.1)	$—	$(0.6)
Impairment of machinery, equipment and tooling	(1.5)	(1.7)	—	(3.2)
Facility closure costs	(0.3)	—	—	(0.3)

Total asset impairments and other restructuring charges:	$(2.3)	$(1.8)	$—	$(4.1)

     The Company’s earnings from operations excluding fresh start accounting adjustments and reorganization items increased by $11.8 million in the first quarter of fiscal 2004 to $26.2 million, from earnings of $14.4 million in the first quarter of fiscal 2003. Adjusted for the net impact of foreign exchange rate fluctuations relative to the U.S. dollar, the Company’s earnings from operations excluding fresh start accounting adjustments and reorganization items increased by approximately $9.1 million from fiscal 2003. Improved operating performance, increased OEM production requirements, and a favorable product mix improved earnings from operations. These increases were partially offset by decreased unit pricing, and higher depreciation and amortization expense due primarily to the adoption of fresh start accounting upon the Company’s emergence from Chapter 11.

     Earnings from operations excluding fresh start accounting adjustments and reorganization items at the Company’s Automotive Wheels operations decreased by $0.8 million in the first quarter of fiscal 2004 compared to the same period in 2003. Increased volumes abroad, favorable product mix, and the impact of consolidating earnings from the Company's Manisa, Turkey facility acquired during the fourth quarter of fiscal 2003, increased earnings by approximately $12 million. Favorable fluctuations in foreign exchange rates relative to the U.S. dollar improved earnings from operations by approximately $2 million. This was partially offset by lower OEM production requirements in North America, lower unit pricing globally and various customer satisfaction issues, which decreased earnings from operations by approximately $11 million. Higher depreciation and amortization expense, primarily related to the Company’s adoption of fresh start accounting upon emergence from Chapter 11, decreased earnings by approximately $4 million. During the first quarter of fiscal 2004, the Company’s Automotive Wheels segment recorded facility closure costs of $2.6 million associated with the Company’s Howell, Michigan facility. In the first quarter of fiscal 2003 the Company recorded asset impairment losses of $1.5 million at various facilities due to a change in management’s plan for the future use of idled machinery and equipment. During the first quarter of fiscal 2003, Automotive Wheels recorded facility closure costs of $0.3 million related to the Company’s Bowling Green Kentucky facility and asset impairment losses of $0.5 million to write down the fair value of its Thailand greenfield site based on the current real estate market conditions.

     Components earnings from operations excluding fresh start accounting adjustments and reorganization items increased by $6.1 million in the first quarter of fiscal 2004 compared to the same period in fiscal 2003. Improved operating performance and higher volumes increased earnings by approximately $6 million. An improved product mix was offset by decreased unit pricing. An increase in corporate costs allocated to the Components segment decreased earnings approximately $2 million during the first quarter of fiscal 2004. During the first quarter of fiscal 2003, Components recorded asset impairment losses of approximately $1.7 million at various facilities due to a change in management’s plan for the future use of idled machinery and equipment.

     Earnings from operations excluding fresh start accounting adjustments and reorganization items in the Company’s Other segment increased by $6.5 million in the first quarter of fiscal 2004. Improved operating performance, increased volumes and a favorable product mix in the Company’s commercial highway and aftermarket operations, increased earnings approximately $6 million. During the first quarter of fiscal 2004 the Company’s North American pension and retiree medical costs declined approximately $2 million relative to the same period in fiscal 2003, due to the fair value adjustment for those liabilities that occurred during the implementation of fresh start accounting. Subsequent to the Company’s emergence from Chapter 11, it continued to incur post-emergence bankruptcy-related professional fees which decreased earnings from operations by approximately $2 million during the first quarter of fiscal 2004.

Interest Expense, net

     Interest expense was $13.1 million for the first quarter of fiscal year 2004 compared to $17.0 million for the first quarter of fiscal 2003. Interest expense, net, between the two periods is not comparable because of the Company’s new capital structure established upon emergence from Chapter 11.

Income Taxes

     Income tax expense was $5.0 million for the first quarter of fiscal 2004 compared to $5.9 million for the first quarter of fiscal 2003. The income tax provision for the quarter is primarily the result of tax expense in foreign jurisdictions and various states. The Company has determined that a valuation allowance is required against all net deferred tax assets in the United States and certain deferred tax assets in foreign jurisdictions. As such, there is no federal income tax benefit recorded against current losses incurred in the United States.

  Liquidity and Capital Resources

Cash Flows

     Operating Activities: The Company’s operations provided $71.9 million in cash in the first quarter of fiscal 2004 compared to $17.1 million in the first quarter of fiscal 2003. This increase resulted primarily from an early domestic customer payment received at the end of the first quarter of fiscal 2004, lower payments related to the Company’s Chapter 11 filings and higher operating profits, offset partially by payments made under the Company’s short term incentive program.

     Investing Activities: Cash used for investing activities increased by $9.9 million during the first quarter of fiscal 2004 compared with the first quarter of fiscal 2003. This increase is due primarily to higher capital expenditures.

     Capital expenditures for the first quarter of fiscal 2004 were $29.3 million. These expenditures were primarily for additional machinery and equipment to improve productivity and reduce costs, to meet demand for new vehicle platforms and to meet expected requirements for the Company’s products. The Company anticipates capital expenditures for fiscal 2004 will be approximately $150 million relating primarily to meeting demand for new vehicle platforms and supporting maintenance and cost reduction programs, including approximately $12 million for renovation and expansion of its aluminum wheel plant located in Chihuahua, Mexico.

     Financing Activities: Cash used for financing activities was $5.1 million for the first quarter of fiscal 2004 compared to cash provided by financing activities of $3.9 million in the first quarter of fiscal 2003.

     On February 11, 2004, New Hayes closed on a primary offering of 7,720,970 shares of its common stock for net proceeds of $117.0 million. On March 12, 2004, the Company used a portion of the net proceeds to redeem $87.5 million aggregate principal amount, plus accrued and unpaid interest thereon, of its outstanding New Senior Notes at a redemption price of 110.5%. This redemption resulted in a loss on early extinguishment of $11.8 million during the first quarter of fiscal 2004, including $2.6 million related to original issue discount and debt issuance costs on the redeemed portion of the New Senior Notes.

     The Company also used a portion of the primary stock offering proceeds to prepay $16.0 million, plus accrued and unpaid interest thereon, of its New Term Loan on February 12, 2004. Upon prepayment, the Company recognized a loss on early extinguishment of $0.4 million related to debt issuance costs on the prepaid portion of the New Term Loan.

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

     The Company is currently in the process of implementing operational improvements, which consist of a number of cost-cutting and profit-enhancing initiatives. If the implementation of the operational improvements is not successful, the Company may be unable to offer products at competitive prices to generate sufficient operating funds to pay the interest on the New Senior Notes and make payments due under its New Credit Facility. In such event, there can be no assurance that alternative sources of financing would be available to the Company or, if available, that such financing would be on commercially reasonable terms.

Other Liquidity Matters

     On November 13, 2003, the Company acquired an additional 35% ownership interest in its Turkish joint venture for $13.9 million in cash and paid $1.1 million in the first quarter of fiscal 2004. As a result of this acquisition, the Company owns 60% of the subsidiary, Hayes Lemmerz Jantas Jant Sanayi ve Ticaret A.S., which is now a consolidated subsidiary of the Company beginning in the fourth quarter of fiscal 2003. As part of this transaction, the Company sold an approximate 7.8% interest in another Turkish subsidiary, Hayes Lemmerz — Inci Jant Sanayi A.S., for $2.4 million. This sale reduced the Company’s holdings in Hayes Lemmerz — Inci Jant Sanayi A.S. to 60%.

     On January 15, 2004, the Company acquired a cast aluminum wheel plant located in Chihuahua, Mexico for $15.7 million, of which $5.2 million was paid at closing, $5.2 million was paid during the first quarter of fiscal 2004 and the remainder will be paid in the first half of fiscal 2004. The Chihuahua plant was formerly operated as part of a joint venture in which the Company owned a minority interest. Following planned refurbishment and expansion of the plant, it will serve the North American wheel market utilizing low pressure casting technology.

     As more fully discussed above, on June 3, 2003, in connection with the Company’s emergence from Chapter 11, HLI entered into the $550.0 million New Credit Facility, consisting of the $450.0 million New Term Loan and the $100.0 million Revolving Credit Facility. HLI also issued an aggregate of $250.0 million New Senior Notes. The Company and substantially all of its material direct and indirect domestic subsidiaries have guaranteed HLI’s obligations under the New Credit Facility, and the Company and substantially all of its domestic subsidiaries have guaranteed HLI’s obligations under the New Senior Notes. The proceeds from the initial $450.0 million of borrowings under the New Credit Facility and the net proceeds from the New Senior Notes were used to make payments required under the Plan of Reorganization. As of June 7, 2004, there were no outstanding borrowings and $21.0 million in letters of credit issued under the Revolving Credit Facility. The amount available to borrow under the revolving credit facility at June 7, 2004 was approximately $79.0 million.

     In addition, upon the Company’s emergence from bankruptcy, all of Old Hayes existing securities, including the Old Common Stock, Old Senior Notes and Old Subordinated Notes, were cancelled. All amounts outstanding under the Prepetition Credit Agreement were satisfied in exchange for: (i) a cash payment of $477.3 million; (ii) 15,930,000 shares of New Common Stock; and (iii) 53,100 shares of Preferred Stock. All amounts outstanding under the Old Senior Notes were satisfied in exchange for: (i) a cash payment of approximately $13.0 million; (ii) 13,470,000 shares of New Common Stock; (iii) 44,900 shares of Preferred Stock; and (iv) a portion of the distributions from the trust established under the Plan of Reorganization for the benefit of the prepetition creditors (the “Creditors’ Trust”). All amounts outstanding under the Old Subordinated Notes were satisfied in exchange for a distribution of Series A Warrants and a portion of the distributions under the Creditors’ Trust. In addition, holders of unsecured claims will receive an aggregate amount of 600,000 shares of New Common Stock, 2,000 shares of Preferred Stock, the Series B Warrants and a portion of the distributions under the Creditors’ Trust.

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

Credit Ratings

	S&P	Moody’s
Corporate and Bank Debt rating	BB –	Ba3
Senior Note rating	B +	B1

In the event of a down grading, the Company believes it would continue to have access to sufficient liquidity, however, the cost of borrowing would increase and the Company’s ability to access certain financial markets could be limited.

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

Steel Supply

     Global spot market steel prices have significantly increased during 2003 and into early 2004. Factors leading to the higher prices include the increasing demand for steel in China, industry consolidation and rising raw material costs. In response to the increasing cost of raw materials, a number of steel suppliers have implemented surcharges on existing fixed price contracts. Without the surcharge some suppliers claim they will be unable to provide adequate supplies of steel. In addition, some of the Company’s suppliers have sought, and others may seek in the future, bankruptcy relief which could affect the availability or price of steel. These factors could negatively impact the Company’s results of operations as it may be unable to compel suppliers to comply with existing contracts or to source adequate supplies of steel. The Company believes it can partially offset the impact of cost increases through higher scrap sales recoveries and or by passing some of these costs through to certain of its customers. The full impact of steel prices is uncertain given the volatility in the spot steel market. However, the Company anticipates the net impact to approximate $10 million to $15 million in fiscal 2004.

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

     In January 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). FSP 106-1 permits companies that are a sponsor of a postretirement heath care plan that provides a prescription drug benefit to either include the effects of the Act in its financial statements or defer accounting for the Act until the FASB issues guidance on how to account for the federal subsidy. Such guidance was released by the FASB in May 2004 in Staff Position No. FAS 106-2 (“FSP 106-2”).

     As such, the accumulated postretirement benefit obligation (APBO) and the net periodic postretirement benefit cost do not reflect the effects of the Act. The Company is unable to estimate the impact the Act will have on its financial statements or the amount of cash it may be entitled to receive from any federal subsidy, but believes that its plan is at least actuarially equivalent. As such, the Act is expected to favorably impact the Company by reducing the postretirement benefit obligation and expense in future periods when compared to fiscal 2003. In accordance with the provisions of FSP 106-2, the Company will apply the accounting guidance of the pronouncement in the fiscal quarter ended July 31, 2004.

Contractual Obligations

     The following table identifies the Company’s significant contractual obligations (millions of dollars):

	Payment due by Period
	Less than			After
	1 year	1-3 years	4-5 years	5 years	Total
Long-term debt	$6.6	$25.3	$26.2	$584.1	$642.2
Redeemable preferred stock	—	—	—	10.7	10.7
Short-term borrowings	6.9	—	—	—	6.9
Capital lease obligations	4.1	6.2	4.5	—	14.8
Operating leases	8.9	13.0	2.1	0.1	24.1
Capital expenditures	16.4	—	—	—	16.4

Total obligations	$42.9	$44.5	$32.8	$594.9	$715.1

Other Cash Requirements

     The Company anticipates the following approximate significant cash requirements to be paid during the remainder of fiscal 2004 (millions of dollars):

Interest	$36.0
Taxes	22.0
Pension and other post-retirement benefits funding	20.0
Restructuring costs(1)	5.0 – 7.0

     (1) See Note (8) to the consolidated financial statements included herein for a discussion of restructuring and other closure costs.

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

Goodwill Impairment Testing

     On February 1, 2002, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and other indefinite-lived intangible assets are no longer amortized; rather those assets must be tested for impairment annually. Other definite-lived intangible assets continue to be amortized over their estimated lives. (See Note (5) to the consolidated financial statements included herein.)

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     For the period ended April 30, 2004, the Company did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004.

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

Evaluation of Disclosure Controls and Procedures

     The Company maintains a disclosure committee reporting to the Chief Executive Officer of the Company to assist the Chief Executive Officer and Chief Financial Officer in fulfilling their responsibility in designing, establishing, maintaining and reviewing the Company’s Disclosure Controls and Procedures (the “Disclosure Committee”). The Disclosure Committee is currently chaired by the Company’s Chief Financial Officer and includes the Company’s General Counsel, Vice President of Human Resources and Administration, Corporate Controller, Treasurer, Director of Corporate Accounting, and Director of Internal Audit as its other members. As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer, along with the Disclosure Committee, evaluated the Company’s Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have concluded, subject to the limitations noted above, that the Disclosure Controls and Procedures are effective based on such evaluation.

Changes in Internal Controls

     There were no significant changes in the Company’s Internal Controls or in other factors that have materially affected, or are reasonably likely to affect, Internal Controls over financial reporting during the most recent fiscal quarter.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     There have been no material developments in legal proceedings involving the Company since those reported in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

31.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith.

     (b) Reports on Form 8-K

     During the fiscal quarter ended April 30, 2004, Hayes Lemmerz International, Inc. filed or furnished Current Reports on Form 8-K with the SEC as follows:

February 6, 2004	Items 5 and 7,	Other Events and Regulation FD Disclosure, and Financial Statements and Exhibits

February 12, 2004	Items 5 and 7,	Other Events and Regulation FD Disclosure, and Financial Statements and Exhibits

April 1, 2004	Items 5 and 7,	Other Events and Regulation FD Disclosure, and Financial Statements and Exhibits

April 6, 2004	Items 12, 7 and 9	Results of Operations and Financial Condition, Regulation FD Disclosure, and Financial Statements and Exhibits

April 23, 2004	Items 5 and 7	Other Events and Regulation FD Disclosure, and Financial Statements and Exhibits

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HLI Operating Company, Inc.
/s/ James A. Yost
James A. Yost
Vice President, Finance, and Chief Financial Officer

June 15, 2004

HLI Operating Company, Inc.

10-Q EXHIBIT INDEX

31.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith.