Form 10-Q
period 2004-07-31
HLI OPERATING CO INC
filed 2004-09-09
CIK 1257296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

or

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
(734) 737-5000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Act). Yes [ ] No [ X ]

     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Act subsequent to the distributions of securities under a plan confirmed by a court. Yes [X] No [ ]

     The number of shares of common stock outstanding as of September 7, 2004 was 590,000 shares.

HLI OPERATING COMPANY, INC.

QUARTERLY REPORT ON FORM 10-Q

FORWARD LOOKING STATEMENTS

     Unless otherwise indicated, references to the “Company” mean HLI Operating Company, Inc., and its subsidiaries, and references to a fiscal year means the Company’s year commencing on February 1 of that year and ending January 31 of the following year (e.g., fiscal 2004 means the period beginning February 1, 2004, and ending January 31, 2005). This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, and business of the Company. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities: (1) competitive pressure in the Company’s industry increases significantly; (2) general economic conditions are less favorable than expected; (3) the Company’s dependence on the automotive industry (which has historically been cyclical); (4) pricing pressure from automotive industry customers; (5) changes in the financial markets affecting the Company’s financial structure and the Company’s cost of capital and borrowed money; (6) the uncertainties inherent in international operations and foreign currency fluctuations; and (7) uncertainties related to conflict in the Middle East. The Company has no duty under the Private Securities Litigation Reform Act of 1995 to update the forward looking statements in this Quarterly Report on Form 10-Q and the Company does not intend to provide such updates.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
(Unaudited)

	Successor		Predecessor
	Three Months	Two Months	One Month
	Ended	Ended	Ended
	July 31,	July 31,	May 31,
	2004	2003	2003
Net sales	$523.7	$328.3	$174.5
Cost of goods sold	474.4	298.9	147.8

Gross profit	49.3	29.4	26.7
Marketing, general and administration	39.9	24.9	7.7
Asset impairments and other restructuring charges	0.9	—	2.3
Other (income) expense, net	(1.0)	2.1	(1.3)
Reorganization items	—	—	31.9
Fresh start accounting adjustments	—	—	(63.1)

Earnings from operations	9.5	2.4	49.2
Interest expense, net	13.7	12.6	5.8
Other non-operating expense	—	0.1	—

Earnings (loss) before taxes on income, minority interest and extraordinary gain on debt discharge	(4.2)	(10.3)	43.4
Income tax provision	5.6	2.6	54.4

Loss before minority interest and extraordinary gain on debt discharge	(9.8)	(12.9)	(11.0)
Minority interest	1.5	0.8	0.2

Loss before extraordinary gain on debt discharge	(11.3)	(13.7)	(11.2)
Extraordinary gain on debt discharge, net of tax $0	—	—	1,076.7

Net income (loss)	$(11.3)	$(13.7)	$1,065.5

See accompanying notes to consolidated financial statements.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
(Unaudited)

	Successor		Predecessor
	Six Months	Two Months	Four Months
	Ended	Ended	Ended
	July 31,	July 31,	May 31,
	2004	2003	2003
Net sales	$1,117.8	$328.3	$689.8
Cost of goods sold	994.4	298.9	611.3

Gross profit	123.4	29.4	78.5
Marketing, general and administration	83.8	24.9	41.6
Asset impairments and other restructuring charges	3.3	—	6.4
Other (income) expense, net	0.6	2.1	(1.9)
Reorganization items	—	—	45.0
Fresh start accounting adjustments	—	—	(63.1)

Earnings from operations	35.7	2.4	50.5
Interest expense, net	26.8	12.6	22.7
Other non-operating (income) expense	(0.1)	0.1	—
Loss on early extinguishment of debt	12.2	—	—

Earnings (loss) before taxes on income, minority interest, extraordinary gain on debt discharge	(3.2)	(10.3)	27.8
Income tax provision	10.6	2.6	60.3

Loss before minority interest and extraordinary gain on debt discharge	(13.8)	(12.9)	(32.5)
Minority interest	4.1	0.8	1.2

Loss before extraordinary gain on debt discharge	(17.9)	(13.7)	(33.7)
Extraordinary gain on debt discharge, net of tax $0	—	—	1,076.7

Net income (loss)	$(17.9)	$(13.7)	$1,043.0

See accompanying notes to consolidated financial statements.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	July 31,	January 31,
	2004	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49.1	$48.5
Receivables	325.0	325.5
Inventories	204.1	189.3
Prepaid expenses and other	21.3	29.0

Total current assets	599.5	592.3
Property, plant and equipment, net	966.4	966.5
Goodwill	407.2	416.2
Intangible assets, net	225.2	237.2
Other assets	51.6	85.5

Total assets	$2,249.9	$2,297.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and other notes	$4.0	$14.2
Current portion of long-term debt	10.1	11.3
Accounts payable and accrued liabilities	362.1	355.5

Total current liabilities	376.2	381.0
Long-term debt, net of current portion	641.2	752.4
Pension and other long-term liabilities	517.7	526.5
Redeemable preferred stock	10.9	10.5
Minority interest	25.9	23.2
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01 per share:
600,000 shares authorized; 590,000 issued and outstanding at July 31, 2004 and January 31, 2004	—	—
Additional paid in capital	678.1	557.8
Accumulated deficit	(65.5)	(47.6)
Accumulated other comprehensive income	65.4	93.9

Total stockholders’ equity	678.0	604.1

Total liabilities and stockholders’ equity	$2,249.9	$2,297.7

See accompanying notes to consolidated financial statements.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(Unaudited)

	Successor		Predecessor
	Six Months	Two Months	Four Months
	Ended	Ended	Ended
	July 31,	July 31,	May 31,
	2004	2003	2003
Cash flows from operating activities:
Net income (loss)	$(17.9)	$(13.7)	$1,043.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	85.9	26.7	46.4
Amortization of deferred financing fees	1.9	0.6	1.6
Change in deferred income taxes	(6.8)	(1.8)	52.6
Asset impairments and other restructuring charges	3.3	—	6.4
Minority interest	4.1	0.8	1.2
Preferred stock dividends	0.4	0.1	—
Compensation expense related to restricted stock units	3.2	—	—
Loss on extinguishment of debt	12.2	—	—
(Gain) loss on sale of assets	(0.3)	0.3	(0.4)
Changes in operating assets and liabilities:
Receivables	(2.1)	28.5	(13.7)
Inventories	(16.3)	7.1	(4.0)
Prepaid expenses and other	0.2	(0.7)	5.2
Accounts payable and accrued liabilities	12.9	18.8	(6.9)
Chapter 11 items:
Reorganization items	—	—	45.0
Fresh start accounting adjustments	—	—	(63.1)
Extraordinary gain on debt discharge	—	—	(1,076.7)
Interest accrued on Credit Agreement	—	—	16.9
Payments related to Chapter 11 Filings	(1.1)	(22.3)	(22.4)

Cash provided by operating activities	79.6	44.4	31.1

Cash flows from investing activities:
Purchase of property, plant, equipment and tooling	(68.0)	(19.5)	(26.3)
Purchase of equipment previously leased	—	—	(23.6)
Proceeds from sale of assets	1.7	—	0.8

Cash used for investing activities	(66.3)	(19.5)	(49.1)
Cash flows from financing activities:
Change in borrowings under DIP Facility	—	—	(49.9)
Changes in bank borrowings and credit facility	2.9	(65.0)	(9.8)
Repayment of notes payable issued in connection with purchases of businesses	(13.1)	—	(2.0)
Repayment of long-term debt	(5.5)	—	—
Net proceeds from issuance of common stock	117.0	—	—
Proceeds from (redemption of) New Senior Notes, net of discount and related fees	(96.7)	—	242.8
Proceeds from (redemption of) New Term Loan, net of related fees	(16.0)	—	436.1
Prepetition Lenders’ Payment amount	—	—	(477.3)
Payment to holders of Old Senior Notes	—	—	(13.0)

Cash provided by (used for) financing activities	(11.4)	(65.0)	126.9
Effect of exchange rate changes on cash and cash equivalents	(1.3)	1.6	4.1

Increase(decrease) in cash and cash equivalents	0.6	(38.5)	113.0
Cash and cash equivalents at beginning of period	48.5	179.1	66.1

Cash and cash equivalents at end of period	$49.1	$140.6	$179.1

Supplemental data:
Cash paid for interest	$24.4	$2.0	$5.8
Cash paid for income taxes	7.2	6.5	2.9

See accompanying notes to consolidated financial statements.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six Months Ended July 31, 2004, Two Months Ended July 31, 2003 and Four Months Ended May 31, 2003
(Unaudited)

Note 1. Description of Business, Chapter 11 Filings and Emergence from Chapter 11

     These financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 as filed with the Securities and Exchange Commission (“SEC”) on April 14, 2004.

   Description of Business

     Unless otherwise indicated, references to “Company” mean (i) prior in the effectiveness of Old Hayes’ Plan of Reorganization (as defined below) and the related restructuring, to Old Hayes and its consolidated subsidiaries (the “Predecessor”), and (ii) after the effectiveness of Old Hayes’ Plan of Reorganization and the related restructuring, to HLI Operating Company, Inc. and its consolidated subsidiaries (the “Successor”). References to fiscal year means the Company’s fiscal year commencing on February 1 of that year and ending on January 31 of the following year (i.e., “fiscal 2004” refers to the period beginning February 1, 2004 and ending January 31, 2005 and “fiscal 2003” refers to the period beginning February 1, 2003 and ending January 31, 2004).

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

     In connection with the Debtors’ emergence from Chapter 11, on the Effective Date, HLI entered into a $550.0 million senior secured credit facility, as amended by Amendment No. 1 and Waiver to Credit Agreement, dated October 16, 2003, Amendment No. 2 and Waiver to the Credit Agreement dated February 6, 2004, by Amendment No. 3 dated May 6, 2004 and by Waiver to Credit Agreement dated June 1, 2004 (as amended, the “New Credit Facility”). The New Credit Facility consists of a $450.0 million six-year amortizing term loan (the “New Term Loan”) and a five-year $100.0 million revolving credit facility (the “Revolving Credit Facility”). In addition, HLI issued on the Effective Date an aggregate of $250.0 million principal amount of 10 1/2% senior notes due 2010 (the “New Senior Notes”). The proceeds from the initial $450.0 million of borrowings under the New Credit Facility and the net proceeds from the New Senior Notes were used to make payments required under the Plan of Reorganization, including the repayment of Old Hayes’ DIP Facility and a payment of $477.3 million to certain prepetition lenders, to pay related transaction costs and to refinance certain debt.

   Reorganization Items

     Reorganization items as reported in the consolidated statements of operations of the Predecessor included herein are comprised of income, expense and loss items that were realized or incurred by the Debtors as a direct result of Old Hayes’ decision to reorganize under Chapter 11. During the one month and four months ended May 31, 2003 respectively, reorganization items were as follows (dollars in millions):

	Predecessor
	One Month	Four Months
	Ended	Ended
	May 31, 2003	May 31, 2003
Critical employee retention plan provision	$10.5	$11.7
Professional fees directly related to the Filings	19.3	30.8
Creditors’ Trust obligation	2.0	2.0
Other	0.1	0.5

Total	$31.9	$45.0

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

     Based on Old Hayes’ compromise total enterprise value of $1,250.0 million as confirmed by the Bankruptcy Court, the aggregate amount of the Restructuring Performance Bonus is $12.1 million. Of the aggregate $12.1 million, approximately $6.0 million was paid in cash on July 1, 2003, and approximately $2.0 million was paid on August 28, 2003 as determined by New Hayes’ Board of Directors. The remaining portion of the Restructuring Performance Bonus was paid in 215,935 shares of restricted units of New Hayes on July 28, 2003. Pursuant to provisions contained in the CERP, the restricted units will vest as follows, subject to the participant’s continued employment:

•	one half of the restricted units vested on June 3, 2004, the first anniversary of the Effective Date, and;

•	one half of the restricted units will vest on the second anniversary of the Effective Date.

     Cash payments with respect to other reorganization items not discussed above consisted primarily of professional fees and cure payments and were approximately $10.4 million and $21.2 million during the two months ended July 31, 2003 and the four months ended May 31, 2003, respectively.

Note 2. Basis of Presentation and Stock-Based Compensation

   Basis of Presentation

     As discussed in Note 1, Old Hayes filed a voluntary petition for reorganization relief under Chapter 11 of the Bankruptcy Code in December 2001 and emerged from Chapter 11 on June 3, 2003. Upon emergence from Chapter 11, the Company implemented fresh start accounting principles (see Note 3, “Fresh Start Accounting”) pursuant to American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). SOP 90-7 requires the segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date, and identification of all transactions and events that are directly associated with the reorganization of the Predecessor. As a result of the application of fresh start accounting on May 31, 2003, and in accordance with SOP 90-7, the post- emergence financial results of the Company for the period ending July 31, 2004 and the period ended July 31, 2003 are presented as the “Successor” and the pre-emergence financial results of the Company for the period ending May 31, 2003 are presented as the “Predecessor.” Comparative financial statements do not straddle the emergence date because in effect the Successor Company represents a new entity. Per share and share information for the Predecessor Company for all periods presented on the consolidated statement of operations have been omitted as such information is deemed to be not meaningful.

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

     If compensation expense had been determined based on the fair value at the grant date consistent with the method prescribed in SFAS No. 123, the Company’s net loss would have been adjusted to the pro forma amounts below (dollars in millions):

	Three Months	Six Months	Two Months
	Ended	Ended	Ended
	July 31, 2004	July 31, 2004	July 31, 2003
Net loss:
As reported	$(11.3)	$(17.9)	$(13.7)
Pro forma	(13.2)	(21.2)	(13.7)

     As of the Effective Date, all options under the Predecessor Company’s stock option plans were cancelled and those plans were terminated. Accordingly, no pro forma net income (loss) has been presented for any of the stock options granted under those terminated plans.

     The Company recognized $3.2 million of compensation expense related to restricted stock units during the six months ended July 31, 2004.

Note 3. Fresh Start Accounting

     Pursuant to SOP 90-7, the accounting for the effects of Old Hayes reorganization occurred once the Plan of Reorganization was confirmed by the Bankruptcy Court and there were no remaining contingencies material to completing the implementation of the plan. The fresh start accounting principles pursuant to SOP 90-7 provide, among other things, for the Company to determine the value to be assigned to the equity of the reorganized Company as of a date selected for financial reporting purposes. As discussed in Note 1, the Debtors emerged from Chapter 11 on June 3, 2003, and the Company has selected May 31, 2003 for financial reporting purposes as the date to implement fresh start accounting principles.

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

     Old Hayes’ compromise total enterprise value was $1,250.0 million, with a total value for common equity of $544.4 million, excluding the estimated fair value of the Preferred Stock and the Series A Warrants and Series B Warrants issued on the Effective Date. The Preferred Stock is classified as a liability in the consolidated balance sheet and referred to as redeemable preferred stock. Under fresh start accounting, the compromise total enterprise value has been allocated to the Company’s assets based on their respective fair values in conformity with the purchase method of accounting for business combinations in accordance with SFAS No. 141, “Business Combinations;” any portion not attributed to specific tangible or identified intangible assets has been recorded as an indefinite-lived intangible asset referred to as “reorganization value in excess of amounts allocable to identifiable assets” and reported as goodwill. The valuations required to determine the fair value of certain of the Company’s assets as presented below represent the results of the valuation procedures performed by the Company’s valuation specialist at May 31, 2003.

Valuation of Compromise Total Enterprise Value and Reorganization Value in Excess of Amounts Allocable to Identifiable Assets (Goodwill)

     The compromise total enterprise value (reorganization value) represents the amount of resources available, or that become available, for the satisfaction of post-petition liabilities and allowed claims, as negotiated between the Debtors and the creditors (the “interested parties”). This value along with other terms of the Plan of Reorganization were determined only after extensive arms-length negotiations amongst the interested parties. Each interested party developed its view of what the value should be based primarily upon expected future cash flows of the business after emergence from Chapter 11, discounted at rates reflecting perceived business and financial risks. This value is viewed as the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the Company immediately after restructuring.

     The amount of reorganization value in excess of amounts allocated to identifiable assets (goodwill) is a function of compromise total enterprise value. While the Company believes that the compromise total enterprise value approximates fair value, differences between the methodology used in testing for goodwill impairment and the negotiated value could adversely impact the Company’s future results of operations.

     The consolidated balance sheet presented below gives effect to the Plan of Reorganization and the application of fresh start accounting at May 31, 2003.

REORGANIZED CONDENSED CONSOLIDATED BALANCE SHEET
May 31, 2003
(Dollars in millions)
(Unaudited)

	Predecessor	Discharge of		Cancellation				Successor
	May 31,	Debt and Exit		of		Fresh Start		May 31,
	2003	Financing		Old Equity		Adjustments		2003
ASSETS
Current assets:
Cash and cash equivalents	$89.3	$89.8	(a)	$—		$—		$179.1
Receivables	299.9	—		—		—		299.9
Inventories	186.0	—		—		5.2	(j)	191.2
Prepaid expenses and other	27.0	1.3	(b)	—		(7.8	)(k)	20.5

Total current assets	602.2	91.1		—		(2.6)		690.7
Property, plant and equipment, net	959.7	54.0	(c)	—		(95.3	)(l)	918.4
Old goodwill	198.3	—		—		(198.3	)(m)	—
New goodwill	—	—		—		390.9	(n)	390.9
Intangible assets	103.8	—		—		121.9	(o)	225.7
Other assets	60.9	19.9	(d)	—		0.4	(k)(l)	81.2

Total assets	$1,924.9	$165.0		$—		$217.0		$2,306.9

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
DIP facility	$59.7	$(59.7	)(e)	$—		—		$—
Bank borrowings and other notes	13.0	—		—		—		13.0
Current portion of long-term debt	39.6	4.5	(f)	—		—		44.1
Accounts payable and accrued liabilities	303.8	33.6	(g)	—		9.1	(k)(p)	346.5

Total current liabilities	416.1	(21.6)		—		9.1		403.6
Long-term debt, net of current portion	62.0	31.0	(f)	—		—		93.0
New Term Loan	—	445.5	(f)	—		—		445.5
New Senior Notes, net of discount	—	248.5	(f)	—		—		248.5
Pension and other long-term liabilities	343.5	0.5	(g)	—		195.5	(k)(p)	539.5
Redeemable preferred stock	—	10.0	(f)	—		—		10.0
Minority interest	17.8	—		—		(4.7	)(q)	13.1
Liabilities subject to compromise	2,153.4	(2,153.4	)(h)	—		—		—
Commitments and contingencies
Stockholders’ equity (deficit):
New Common Stock	—	—	(f)	—		—		—
New additional paid-in capital	—	553.7	(f)	—		—		553.7
Old Common Stock	0.3	—		(0.3	)(i)	—		—
Old additional paid in capital	235.1	—		(235.1	)(i)	—		—
Old common stock in treasury at cost	(25.7)	—		25.7	(i)	—		—
Accumulated deficit	(1,201.8)	1,050.8	(h)	209.7	(i)	(58.7	)(m)	—
Accumulated other comprehensive loss	(75.8)	—		—		75.8	(m)	—

Total stockholders’ equity (deficit)	(1,067.9)	1,604.5		—		17.1		553.7

Total liabilities and stockholders’ equity (deficit)	$1,924.9	$165.0		$—		$217.0		$2,306.9

     Adjustments reflected in the reorganized condensed consolidated balance sheet are as follows:

a)	Represents adjustment to reflect a portion of the proceeds from the New Senior Notes and the New Credit Facility, net of a $13.0 million cash payment to former holders of the Company’s 11 7/8% senior notes due 2006 (the “Old Senior Notes”).

b)	Represents escrowed property taxes and insurance required in connection with exit financing.

c)	Represents capitalization of $54.0 million of assets resulting from repayment or refinancing of certain synthetic leases.

d)	Represents recognition of debt issuance costs recorded as other assets consisting of fees and expenses of the New Credit Facility of $13.9 million, and fees and expenses of the New Senior Notes of $6.0 million.

e)	Represents repayment of the DIP Facility on the Effective Date.

f)	Represents new capitalization structure after giving effect to the Plan of Reorganization. New Hayes recorded the Series A Warrants and Series B Warrants at fair value. New Hayes also determined that its Series A Warrants and Series B Warrants met the criteria for classification as liabilities. As such they will be measured at fair value at each reporting period with changes in fair value recognized in interest expense. The Company also has recorded the redeemable preferred stock at fair value which equals the stated liquidation preference. The fair value of the redeemable preferred stock was $10.0 million and the Series A Warrants and Series B Warrants fair value was approximately $9.3 million at emergence. The Series A Warrants and Series B Warrants were valued utilizing the Black-Scholes model that requires the estimation of several variables in the formula. The redeemable preferred stock was valued using a “market/capitalization approach” that capitalizes the dividend stream of similar instruments issued by a comparative group using capitalization rates that reflect prevailing market yields. The use of this approach provides a range of possible fair values. This range was evaluated by the Company before it selected a capitalization rate of 8.0% which approximated the mean rate of the comparative group. The use of different valuation techniques could have resulted in different conclusions of the fair value of these instruments.

g)	Represents accrual or settlement of short- and long-term liabilities upon emergence under the Plan of Reorganization as follows (dollars in millions):

Accrual of contingent professional fees	$8.5
Accrual of the portion of the Restructuring Performance Bonus component of the CERP to be paid in cash	9.0
Accrual of obligation to fund the Creditors’ Trust	1.5
Payment of accrued professional fees	(13.1)
Payment of accrued interest on the DIP Facility	(0.4)
Deferral of cure payments for assumed contracts and other priority and administrative claims	19.2
Accrual of state tax liability for restructuring transactions upon emergence	6.5
Other accrued liabilities incurred upon emergence	2.9

Net adjustment to accounts payable, accrued liabilities, and pension and other long-term liabilities	$34.1

h)	Represents the elimination of pre-petition liabilities discharged under the Plan of Reorganization as follows (dollars in millions):

Liabilities subject to compromise	$2,153.4
Form of settlement:
Issuance of New Common Stock of HoldCo.	(544.4)
Issuance of New Preferred Stock of HLI	(10.0)
Issuance of Series A Warrants and Series B Warrants	(9.3)
Repayment of remaining Old Senior Note proceeds	(13.0)
Prepetition Lenders’ Payment Amount	(477.3)
Amounts reclassified to accounts payable and accrued liabilities for certain estimated cure payments with respect to assumption of prepetition executory contracts and unexpired leases, and other priority and administrative claims	(22.7)

Gain on discharge of debt	1,076.7
Accrual of estimated contingent professional fees, cash portion of the Restructuring Performance Bonus, Creditors’ Trust obligation and tax expense related to restructuring activities	(25.9)

Net adjustment to accumulated deficit	$1,050.8

i)	Represents cancellation of Old Common Stock under fresh start accounting.

j)	Represents adjustment to reflect the increase in the fair value of inventory under fresh start accounting. Work-in-process and finished goods were valued at the expected selling price less costs to complete, selling and disposal cost and a normal profit. Raw materials and supplies were valued using the cost approach.

k)	Represents the adjustment of deferred tax assets and liabilities resulting from fair value adjustments under fresh start accounting as follows (dollars in millions):

Prepaid expenses and other	$(7.8)
Other assets	4.5
Accounts payable and accrued liabilities	(2.4)
Pension and other long-term liabilities	(46.3)

Net adjustment	$(52.0)

l)	Primarily represents net adjustments to reflect the decrease of property, plant, equipment and tooling to fair value under fresh start accounting based on results of valuation procedures performed by the Company’s valuation specialist. The valuation methodologies employed included the use of the market value and replacement cost approach for personal property and the use of the cost, income and sales comparison approaches for real property.

m)	Represents elimination of pre-emergence goodwill, equity accounts and retained earnings under fresh start accounting.

n)	Represents new goodwill resulting from the excess of reorganization value over the amounts allocable to the fair value of identifiable assets and liabilities.

     The allocation of compromise enterprise value and goodwill was as follows (dollars in millions):

Assets:
Current assets	$690.7
Property, plant and equipment	918.4
Goodwill	390.9
Intangible assets	225.7
Other assets	81.2
Liabilities:
Current liabilities	403.6
New Preferred Stock of HLI	10.0
Other long-term liabilities	1,339.6

New common equity	553.7
Assumed obligations:
New Term Loan, including current portion	450.0
New Senior Notes, net of discount	248.5
Redeemable preferred stock	10.0
Other assumed obligations, net of excess cash	(12.2)

Total compromise enterprise value	$1,250.0

o)	Represents adjustment of $121.9 million to reflect the fair value of identified intangible assets based on results of valuation procedures performed by the Company’s valuation specialist. See Note 6 for additional disclosure regarding the category of intangibles and a description of the valuation methodology.

p)	Primarily reflects the additional liability of $155.2 million under fresh-start accounting for any pension and retiree medical plan costs as determined by the Company’s actuaries. This net additional liability had been deferred pre-emergence in accordance with Statement of Financial Accounting Standards (“SFAS”) Nos. 87 and 106. The actuarial assumptions used in computing the liabilities were as follows:

			International
	North American Plans		Plans
	Pension Benefits	Other Benefits	Pension Benefits
Weighted average assumptions:
Discount rate	5.75%	5.75%	5.0-5.5%
Expected return on plan assets	8.0%	N/A	5.0%
Rate of compensation increase	4.75%	N/A	2.1%

q)	Reflects the adjustment to minority interest as a result of fair value adjustments under fresh start accounting.

Note 4. Inventories

     The major classes of inventory are as follows (dollars in millions):

	July 31,	January 31,
	2004	2004
Raw materials	$46.2	$48.3
Work-in-process	48.4	42.2
Finished goods	70.9	61.8
Spare parts and supplies	38.6	37.0

Total	$204.1	$189.3

Note 5. Property, Plant and Equipment

     The major classes of property, plant and equipment are as follows (dollars in millions):

	July 31,	January 31,
	2004	2004
Land	$44.6	$42.4
Buildings	220.0	212.5
Machinery and equipment	853.4	793.7
Capital lease assets	8.4	8.4

	1,126.4	1,057.0
Accumulated depreciation	(160.0)	(90.5)

Property, plant and equipment, net	$966.4	$966.5

Note 6. Goodwill and Other Intangible Assets

     Goodwill and other intangible assets consist of the following (dollars in millions):

	July 31, 2004			January 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Customer relationships and contracts	$165.1	$(9.6)	$155.5	$169.3	$(5.8)	$163.5
Unpatented technology	35.9	(6.6)	29.3	36.7	(4.6)	32.1

	$201.0	$(16.2)	$184.8	$206.0	$(10.4)	$195.6

Non amortized intangible assets:
Tradenames	$40.4			$41.6
Goodwill	$407.2			$416.2

     The Company expects that ongoing amortization expense will approximate between $13 million and $16 million in each of the next five fiscal years.

     The changes in the net carrying amount of goodwill by segment for the six months ended July 31, 2004 were as follows (dollars in millions):

	Automotive
	Wheels	Components	Other	Total
Balance as of January 31, 2004	$416.2	$—	$—	$416.2
Effects of currency translation	(13.9)	—	—	(13.9)
Acquisitions and purchase accounting adjustments	4.9	—	—	4.9

Balance as of July 31, 2004	$407.2	$—	$—	$407.2

Note 7. Asset Impairments and Other Restructuring Charges

     The Company recorded asset impairment losses and other restructuring charges of $3.3 million for the six months ended July 31, 2004 and $6.4 million for the four months ended May 31, 2003. There were no such charges recorded in the two months ended July 31, 2003.

     Asset impairments and other restructuring charges by segment are as follows (dollars in millions):

	Successor
	Six Months Ended July 31, 2004
	Automotive
	Wheels	Components	Other	Total
Facility closure costs	$0.3	$(0.2)	$—	$0.1
Severance and other restructuring costs	3.2	—	—	3.2

Total	$3.5	$(0.2)	$—	$3.3

	Predecessor
	Four Months Ended May 31, 2003
	Automotive
	Wheels	Components	Other	Total
Impairment of manufacturing facilities	$0.5	$0.1	$—	$0.6
Impairment of machinery, equipment and tooling	1.5	3.3	—	4.8
Facility closure costs	0.9	—	—	0.9
Severance and other restructuring costs	0.1	—	—	0.1

Total	$3.0	$3.4	$—	$6.4

   Impairment of Facilities

     During the first quarter of fiscal 2003, the Predecessor Company recorded asset impairment losses of $0.6 million to write down the fair value of its Petersburg, Michigan facility and its Thailand greenfield site based on current real estate market conditions. The Thailand greenfield site was subsequently sold by the Company in August 2003, and the Petersburg, Michigan facility was sold during the first quarter of 2004.

   Impairment of Machinery, Equipment and Tooling

     In May 2003, the Predecessor Company recorded asset impairment losses of $1.6 million on certain machinery and equipment in its Components segment due primarily to a change in management’s plan for the future use of idle machinery and equipment. Such investments in fixed assets were written down to fair value based on the expected scrap value, if any, of such machinery and equipment.

     During the first quarter of fiscal 2003, the Company recorded asset impairment losses of $1.5 million on certain machinery and equipment in its Automotive Wheels segment and $1.7 million in its Components segment due primarily to a change in management’s plan for the future use of idle machinery and equipment. Such investments in fixed assets were written down to fair value based on the expected scrap value, if any, of such machinery, equipment and tooling.

   Facility Closures

     On April 1, 2004, the Company announced the closure of its Howell, Michigan manufacturing facility. As part of management’s on-going rationalization initiatives, the decision to close the Howell facility was based on improving capacity utilization and overall efficiency of the Company. Production of the aluminum wheels manufactured at the facility has been transferred to other manufacturing facilities in the United States. As of July 31, 2004, the Company has recorded $3.5 million of facility closure costs on severance and other restructuring charges and has paid out approximately $3.3 million related to the Howell facility closure. The Company anticipates that it will incur and recognize additional restructuring and other closure costs of approximately $4.0 million during the remainder of fiscal 2004 and into fiscal 2005, primarily related to lease terminations, plant decommissioning and maintenance subsequent to the shutdown date.

     In conjunction with the sale of its Petersburg, Michigan facility in the first quarter of fiscal 2004, the Company reversed $0.2 million in facility closure costs that had previously been accrued.

     During the first four months of fiscal 2003, the Predecessor Company recognized additional restructuring charges of $0.9 million related to the closure of its Bowling Green, Kentucky facility. These charges relate to additional plant closure costs and terminated employee health care benefits. Of these and other closure costs previously recognized, substantially all have been paid out by July 31, 2004. The Company expects to incur and record an additional $0.3 million in decommissioning costs related to the Bowling Green facility closure during the remainder of fiscal 2004.

   Facility Exit Cost and Severance Accruals

     The following table describes the activity in the balance sheet accounts affected by the severance and other restructuring charges noted above during the six months ended July 31, 2004 (dollars in millions):

			Cash
			Payments
		Severance	and
	January 31,	and Other	Effects of	July 31,
	2004	Restructuring	Foreign	2004
	Accrual	Charges	Currency	Accrual
Facility exit costs	$1.7	$0.1	$(1.2)	$0.6
Severance	1.0	3.2	(4.1)	0.1

	$2.7	$3.3	$(5.3)	$0.7

Note 8. Debt

   Bank Borrowing and Other Notes

     Bank borrowings and other notes of $4.0 million as of July 31, 2004 consists primarily of short-term credit facilities of the Company’s foreign subsidiaries. Bank borrowings and other notes of $14.2 million at January 31, 2004 consists primarily of short-term credit facilities of the Company’s foreign subsidiaries, as well as notes payable of $1.1 million and $10.5 million issued in conjunction with the Company’s acquisition of an additional 35% ownership interest in its Turkish joint venture and acquisition of an aluminum wheel plant formerly operated as part of the Company’s Mexican joint venture, respectively.

   Long-Term Debt

     Long-term debt consists of the following (dollars in millions):

	July 31,	January 31,
	2004	2004
Various foreign bank and government loans maturing through 2006, weighted average interest rates of 5.7% at July 31, 2004 and January 31, 2004	$23.9	$28.6
New Term Loan maturing 2009, weighted average interest rate of 5.2% and 5.0% at July 31, 2004 and January 31, 2004, respectively.	429.5	447.8
10 1/2% New Senior Notes, net of discount of $0.8 million and $1.4 million at July 31, 2004 and January 31, 2004, respectively, due 2010	161.7	248.6
Mortgage note payable	22.4	22.5
Capital lease obligations	13.8	16.2

Total long-term debt	651.3	763.7
Less current portion of long-term debt	10.1	11.3

Long-term debt, net of current portion	$641.2	$752.4

     As discussed in Note 1, the Debtors emerged from Chapter 11 on June 3, 2003. In connection with the Debtors’ emergence on the Effective Date, HLI entered into a $550.0 million senior secured credit facility, which was subsequently amended on October 16, 2003 by Amendment No. 1 and Waiver to Credit Agreement, on February 6, 2004 by Amendment No. 2 and Waiver to the Credit Agreement, on May 6, 2004 by Amendment No. 3 and on June 1, 2004 by Waiver to the Credit Agreement to, among other things, reduce the interest rate on the term loan portion of the senior secured credit facility by 100 basis points, (as amended, the “New Credit Facility”). The New Credit Facility consists of a $450.0 million six-year amortizing term loan (the “New Term Loan”) and a five-year $100.0 million revolving credit facility (the “Revolving Credit Facility”). In addition, HLI issued on the Effective Date an aggregate of $250.0 million principal amount of 10 1/2% senior notes due 2010 (the “New Senior Notes”). The proceeds from the initial $450.0 million of borrowings under the New Credit Facility and the net proceeds from the New Senior Notes were used to make payments required under the Plan of Reorganization, including the repayment of the Company’s DIP Facility and a payment of $477.3 million to certain prepetition lenders, to pay related transaction costs and to refinance certain debt.

     As of July 31, 2004, there were no outstanding borrowings and $17.8 million in letters of credit issued under the Revolving Credit Facility. The amount available to borrow under the Revolving Credit Facility at July 31, 2004 was approximately $82.2 million.

Early Repayment of Long-Term Debt

     On February 11, 2004, the Company closed on a primary offering of 7,720,970 shares of its common stock for net proceeds of $117.0 million. On March 12, 2004, the Company used a portion of the net proceeds to redeem $87.5 million aggregate principal amount, plus accrued and unpaid interest thereon, of its outstanding New Senior Notes at a redemption price of 110.5%. This redemption resulted in a loss on early extinguishment of $11.8 million during the first quarter of fiscal 2004, including $2.6 million related to original issue discount and debt issuance costs on the redeemed portion of the New Senior Notes.

     The Company also used a portion of the primary stock offering proceeds to prepay $16.0 million, plus accrued and unpaid interest thereon, of its New Term Loan on February 12, 2004. Upon prepayment, the Company recognized a loss on early extinguishment of $0.4 million related to debt issuance costs on the prepaid portion of the New Term Loan.

Note 9. Employee Benefit Plans

     The 2004 and 2003 amounts shown below reflect the defined benefit pension and other postretirement benefit expense for each period (dollars in millions):

	North American Plans						International Plans
	Pension Benefits			Other Benefits			Pension Benefits
	Successor		Predecessor	Successor		Predecessor	Successor		Predecessor
	Three	Two	One	Three	Two	One	Three	Two	One
	Months Ended	Months Ended	Month Ended	Months Ended	Months Ended	Month Ended	Months Ended	Months Ended	Month Ended
	July 31, 2004	July 31, 2003	May 31, 2003	July 31, 2004	July 31, 2003	May 31, 2003	July 31, 2004	July 31, 2003	May 31, 2003
Service cost	$0.1	$0.1	$0.1	$—	$—	$—	$0.2	$0.2	$0.1
Interest cost	2.8	1.8	1.0	2.9	2.0	1.0	1.9	1.3	0.6
Expected return on plan assets	(2.4)	(1.5)	(0.8)	—	—	—	0.1	—	—
Amortization of prior service cost	—	—	—	—	—	—	0.1	—	—
Amortization of net (gain)/loss	—	—	0.2	(0.2)	—	0.5	—	—	—

Net periodic benefit cost	$0.5	$0.4	$0.5	$2.7	$2.0	$1.5	$2.3	$1.5	$0.7

	North American Plans						International Plans
	Pension Benefits			Other Benefits			Pension Benefits
	Successor		Predecessor	Successor		Predecessor	Successor		Predecessor
	Six	Two	Four	Six	Two	Four	Six	Two	Four
	Months Ended	Months Ended	Months Ended	Months Ended	Months Ended	Months Ended	Months Ended	Months Ended	Months Ended
	July 31, 2004	July 31, 2003	May 31, 2003	July 31, 2004	July 31, 2003	May 31, 2003	July 31, 2004	July 31, 2003	May 31, 2003
Service cost	$0.2	$0.1	$0.2	$—	$—	$—	$0.4	$0.2	$0.3
Interest cost	5.6	1.8	3.9	5.8	2.0	4.0	3.9	1.3	2.3
Expected return on plan assets	(4.8)	(1.5)	(3.1)	—	—	—	0.1	—	—
Amortization of prior service cost	—	—	0.1	—	—	0.1	0.2	—	0.1
Amortization of net (gain)/loss	—	—	0.9	(0.4)	—	1.9	—	—	0.1

Net periodic benefit cost	$1.0	$0.4	$2.0	$5.4	$2.0	$6.0	$4.6	$1.5	$2.8

     The Company expects to contribute $5.7 million to its North American pension plans in fiscal 2004.

Note 10. Loss Per Share

     No loss per share is presented for the Company as none of its outstanding common stock is publicly traded.

Note 11. Comprehensive Income (Loss)

     The components of comprehensive income (loss) are as follows (dollars in millions):

	Successor		Predecessor
	Six Months	Two Months	Four Months
	Ended	Ended	Ended
	July 31,	July 31,	May 31,
	2004	2003	2003
Net income (loss)	$(17.9)	$(13.7)	$1,043.0
Currency translation adjustments	(28.5)	12.7	31.4
Elimination of Predecessor equity accounts under fresh start accounting	—	—	75.8
Reclassification adjustment for amount included in fresh start adjustment	—	—	(75.8)

Total comprehensive income (loss)	$(46.4)	$(1.0)	$1,074.4

Note 12. Taxes on Income

     Income tax expense was $5.6 million for the three months ended July 31, 2004, $10.6 million for the six months ended July 31, 2004, $2.6 million for the Successor two months ended July 31, 2003, $54.4 million for the Predecessor one month ended May 31, 2003 and $60.3 million for the Predecessor four months ended May 31, 2003. The expense related to Successor periods was the result of tax related to operations in foreign jurisdictions as well as various states. The expense related to Predecessor periods was the result of recording deferred tax liabilities related to fresh start accounting adjustments in foreign jurisdictions, state taxes related to the merger between the Predecessor and HLI, and tax related to operations in foreign jurisdictions as well as various states. The income tax rate varies from the United States statutory income tax rate due primarily to losses in the United States without recognition of a corresponding income tax benefit.

     The Company has determined that a valuation allowance is required against all net deferred tax assets in the United States and certain deferred tax assets in foreign jurisdictions. As such, there was no United States federal income tax benefit recorded against current losses.

Note 13. Common Stock Offering

     On February 11, 2004, New Hayes closed on a primary offering of 7,720,970 shares of common stock, and a secondary offering of 2 million shares of its common stock. The Company used the net proceeds of $117.0 million that it received from the primary offering to redeem $87.5 million aggregate principal amount, plus accrued and unpaid interest thereon, of its outstanding New Senior Notes on March 12, 2004, to prepay $16.0 million, plus accrued and unpaid interest thereon, of its New Term Loan on February 12, 2004, and for general corporate purposes. (See Note 8.)

Note 14. Segment Reporting

     The Company is organized based primarily on markets served and products produced. Under this organization structure, the Company’s operating segments have been aggregated into three reportable segments: Automotive Wheels, Components, and Other. The Other category includes Commercial Highway products, the corporate office and elimination of intercompany activities, none of which meet the requirements of being classified as an operating segment. Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items is used as a non-GAAP measure of the Company’s primary profitability measure because it excludes fresh start accounting adjustments and reorganization items which do not represent normal operating performance of the Company, as these items relate only to the Company’s Chapter 11 Filings and emergence.

     The following tables present revenues and other financial information by business segment (dollars in millions):

	Successor
	Six Months Ended July 31, 2004
	Automotive
	Wheels	Components	Other	Total
Net sales	$675.2	$358.5	$84.1	$1,117.8
Earnings from operations	31.4	0.8	3.5	35.7
Asset impairments and other restructuring charges	(3.5)	0.2	—	(3.3)
Total assets	1,576.9	526.3	146.7	2,249.9

	Successor
	Two Months Ended July 31, 2003
	Automotive
	Wheels	Components	Other	Total
Net sales	$199.3	$110.6	$18.4	$328.3
Earnings (loss) from operations	8.5	(1.4)	(4.7)	2.4
Total assets	1,494.2	606.0	143.9	2,244.1

	Predecessor
	Four Months Ended May 31, 2003
	Automotive
	Wheels	Components	Other	Total
Net sales	$403.5	$248.1	$38.2	$689.8
Earnings (loss) from operations	85.4	37.2	(72.1)	50.5
Asset impairments and other restructuring charges	(3.0)	(3.4)	—	(6.4)
Reorganization items	(0.1)	0.2	(45.1)	(45.0)
Fresh start adjustments	57.9	27.7	(22.5)	63.1
Extraordinary gain on debt discharge	81.1	58.3	937.3	1,076.7

	Successor
	As of January 31, 2004
	Automotive
	Wheels	Components	Other	Total
Total assets	$1,490.6	$542.4	$264.7	$2,297.7

Note 15. Condensed Consolidating Financial Statements

     The following condensed consolidating financial statements present the financial information required with respect to those entities which guarantee certain debt of the Company.

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

   Guarantor and Nonguarantor Financial Statements

     As further discussed in Notes 1 and 8, in connection with the Plan of Reorganization, HLI issued $250.0 million aggregate principal amount of the New Senior Notes. The New Senior Notes are guaranteed by New Hayes and ParentCo and substantially all of New Hayes’ domestic subsidiaries (other than HLI as the issuer of the New Senior Notes) (collectively, the “Guarantor Subsidiaries”). None of New Hayes’ foreign subsidiaries have guaranteed the New Senior Notes, nor have two of New Hayes’ domestic subsidiaries owned by foreign subsidiaries of New Hayes (collectively, the “Nonguarantor Subsidiaries”).

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Successor Company
For the Six Months Ended July 31, 2004
(Dollars in millions)
(Unaudited)

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$1.8	$535.5	$593.3	$(12.8)	$1,117.8
Cost of goods sold	13.2	487.5	506.5	(12.8)	994.4

Gross profit (loss)	(11.4)	48.0	86.8	—	123.4
Marketing, general and administration	(1.6)	46.0	39.4	—	83.8
Equity in (earnings) losses of subsidiaries and joint ventures	(14.7)	2.7	—	12.0	—
Asset impairments and other restructuring charges	(0.2)	3.5	—	—	3.3
Other expense (income), net	(1.6)	—	0.7	1.5	0.6

Earnings (loss) from operations	6.7	(4.2)	46.7	(13.5)	35.7
Interest (income) expense, net	12.1	—	14.7	—	26.8
Other non-operating (income) expense	0.3	—	(0.4)	—	(0.1)
Loss on early extinguishment of debt	12.2	—	—	—	12.2

Earnings (loss) before taxes on income and minority interest	(17.9)	(4.2)	32.4	(13.5)	(3.2)
Income tax provision	—	1.3	9.3	—	10.6

Earnings (loss) before minority interest	(17.9)	(5.5)	23.1	(13.5)	(13.8)
Minority interest	—	—	4.1	—	4.1

Net income (loss)	$(17.9)	$(5.5)	$19.0	$(13.5)	$(17.9)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Successor Company
For the Two Months Ended July 31, 2003
(Dollars in millions)
(Unaudited)

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$0.8	$159.5	$173.8	$(5.8)	$328.3
Cost of goods sold	3.9	150.4	150.4	(5.8)	298.9

Gross profit (loss)	(3.1)	9.1	23.4	—	29.4
Marketing, general and administration	4.0	10.4	10.5	—	24.9
Equity in (earnings) losses of subsidiaries and joint ventures	8.7	0.3	—	(9.0)	—
Other expense (income), net	0.2	(0.8)	2.7	—	2.1

Earnings (loss) from operations	(16.0)	(0.8)	10.2	9.0	2.4
Interest (income) expense, net	(2.4)	8.5	6.5	—	12.6
Other non-operating (income) expense	0.1	—	—	—	0.1

Earnings (loss) before taxes on income and minority interest	(13.7)	(9.3)	3.7	9.0	(10.3)
Income tax provision	—	0.5	2.1	—	2.6

Earnings (loss) before minority interest	(13.7)	(9.8)	1.6	9.0	(12.9)
Minority interest	—	—	0.8	—	0.8

Net income (loss)	$(13.7)	$(9.8)	$0.8	$9.0	$(13.7)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Predecessor Company
For the Four Months Ended May 31, 2003
(Dollars in millions)
(Unaudited)

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$61.0	$330.3	$307.0	$(8.5)	$689.8
Cost of goods sold	61.3	297.6	260.9	(8.5)	611.3

Gross profit (loss)	(0.3)	32.7	46.1	—	78.5
Marketing, general and administration	5.5	19.1	18.5	(1.5)	41.6
Equity in (earnings) losses of subsidiaries and joint ventures	(132.1)	(7.9)	(0.1)	140.1	—
Asset impairments and other restructuring charges	0.3	4.9	1.2	—	6.4
Other expense (income), net	(0.3)	(1.4)	(1.0)	0.8	(1.9)
Fresh Start accounting adjustments	—	253.4	(316.5)	—	(63.1)
Reorganization items	13.3	31.7	—	—	45.0

Earnings (loss) from operations	113.0	(267.1)	344.0	(139.4)	50.5
Interest expense, net	2.8	16.4	3.5	—	22.7

Earnings (loss) before taxes on income, minority interest and extraordinary gain on debt discharge	110.2	(283.5)	340.5	(139.4)	27.8
Income tax provision	(0.3)	7.4	53.2	—	60.3

Earnings (loss) before minority interest and extraordinary gain on debt discharge	110.5	(290.9)	287.3	(139.4)	(32.5)
Minority interest	—	—	1.2	—	1.2

Earnings (loss) before extraordinary gain on debt discharge	110.5	(290.9)	286.1	(139.4)	(33.7)
Extraordinary gain on debt discharge	932.5	142.9	1.3	—	1,076.7

Net income (loss)	$1,043.0	$(148.0)	$287.4	$(139.4)	$1,043.0

CONDENSED CONSOLIDATING BALANCE SHEETS
Successor Company
As of July 31, 2004
(Dollars in millions)
(Unaudited)

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash and cash equivalents	$(10.8)	$—	$59.9	$—	$49.1
Receivables	2.1	110.6	212.3	—	325.0
Inventories	5.9	89.9	108.3	—	204.1
Prepaid expenses and other	5.6	10.4	5.3	—	21.3

Total current assets	2.8	210.9	385.8	—	599.5
Net property, plant and equipment	38.3	351.9	576.2	—	966.4
Goodwill and other assets	1,303.8	49.4	602.6	(1,271.8)	684.0

Total assets	$1,344.9	$612.2	$1,564.6	$(1,271.8)	$2,249.9

Bank borrowings and other notes	$—	$—	$4.0	$—	$4.0
Current portion of long-term debt	4.5	0.2	5.4	—	10.1
Accounts payable and accrued liabilities	65.1	75.2	221.8	—	362.1

Total current liabilities	69.6	75.4	231.2	—	376.2
Long-term debt, net of current portion	609.0	8.2	24.0	—	641.2
Pension and other long-term liabilities.	269.4	0.4	247.9	—	517.7
Redeemable preferred stock of subsidiary	10.9	—	—	—	10.9
Minority interest	—	—	25.9	—	25.9
Parent loans	(292.0)	(31.3)	322.1	1.2	—
Common stock	—	—	—	—	—
Additional paid-in capital	678.1	617.4	624.6	(1,242.0)	678.1
Retained earnings (accumulated deficit).	(65.5)	(58.2)	40.3	17.9	(65.5)
Accumulated other comprehensive loss	65.4	0.3	48.6	(48.9)	65.4

Total stockholders’ equity	678.0	559.5	713.5	(1,273.0)	678.0

Total liabilities and stockholder’s equity	$1,344.9	$612.2	$1,564.6	$(1,271.8)	$2,249.9

CONDENSED CONSOLIDATING BALANCE SHEETS
Successor Company
As of January 31, 2004
(Dollars in millions)
(Unaudited)

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash and cash equivalents	$(3.2)	$(0.6)	$52.3	$—	$48.5
Receivables	1.2	133.1	191.2	—	325.5
Inventories	5.7	86.5	97.1	—	189.3
Prepaid expenses and other	6.8	8.9	13.3	—	29.0

Total current assets	10.5	227.9	353.9	—	592.3
Net property, plant and equipment	36.6	355.5	574.4	—	966.5
Goodwill and other assets	1,339.4	83.3	618.9	(1,302.7)	738.9

Total assets	$1,386.5	$666.7	$1,547.2	$(1,302.7)	$2,297.7

Bank borrowings and other notes	$—	$—	$14.2	$—	$14.2
Current portion of long-term debt	4.5	—	6.8	—	11.3
Accounts payable and accrued liabilities	83.3	83.8	188.4	—	355.5

Total current liabilities	87.8	83.8	209.4		381.0
Long-term debt, net of current portion.	714.3	8.4	29.7	—	752.4
Pension and other long-term liabilities	263.1	0.4	263.0	—	526.5
Redeemable preferred Stock of Subsidiary	10.5	—	—	—	10.5
Minority interest	—	—	23.2	—	23.2
Parent loans	(293.3)	(24.5)	315.4	2.4	—
Liabilities subject to compromise	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	557.8	652.3	626.6	(1,278.9)	557.8
Retained earnings (accumulated deficit)	(47.6)	(53.5)	21.6	31.9	(47.6)
Accumulated other comprehensive income loss)	93.9	(0.2)	58.3	(58.1)	93.9

Total stockholders’ equity	604.1	598.6	706.5	(1,305.1)	604.1

Total liabilities and stockholder’s equity	$1,386.5	$666.7	$1,547.2	$(1,302.7)	$2,297.7

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Successor Company
For the Six Months Ended July 31, 2004
(Dollars in millions)
(Unaudited)

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows provided by (used for) operating activities	$(25.5)	$39.6	$65.5	$—	$79.6

Cash flows from investing activities:
Acquisition of property, plant, equipment, and tooling	(3.3)	(29.2)	(35.5)	—	(68.0)
Proceeds from sale of non-core businesses	1.6	0.1	—	—	1.7

Cash used for investing activities	(1.7)	(29.1)	(35.5)	—	(66.3)

Cash flows from financing activities:
Changes in bank borrowings and credit facility.	—	—	2.9	—	2.9
Repayment of notes payable issued in connection with the purchase of businesses	—	—	(13.1)	—	(13.1)
Repayment of long term debt	(1.9)	—	(3.6)	—	(5.5)
Capital contribution	117.0	—	—	—	117.0
Redemption of New Senior Notes, net of discount and related fees	(96.7)	—	—	—	(96.7)
Prepayment of New Term Loan, net of related fees	(16.0)	—	—	—	(16.0)

Cash provided by (used for) financing activities	2.4	—	(13.8)	—	(11.4)
Increase (decrease) in parent loans and advances	17.2	(9.9)	(7.3)	—	—
Effect of exchange rates of cash and cash equivalents	—	—	(1.3)	—	(1.3)

Net increase (decrease) in cash and cash equivalents	(7.6)	0.6	7.6	—	0.6
Cash and cash equivalents at beginning of period	(3.2)	(0.6)	52.3	—	48.5

Cash and cash equivalents at end of period	$(10.8)	$—	$59.9	$—	$49.1

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Successor Company
For the Two Months Ended July 31, 2003
(Dollars in millions)
(Unaudited)

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows provided by (used for) operating activities	$(85.8)	$29.8	$100.4	$—	$44.4

Cash flows from investing activities:
Acquisition of property, plant, equipment, and tooling	(0.6)	(7.6)	(11.3)	—	(19.5)

Cash used for investing activities	(0.6)	(7.6)	(11.3)	—	(19.5)

Cash flows from financing activities:
Increase in bank borrowings, revolving facility and DIP facility	—	—	(65.0)	—	(65.0)

Cash used for financing activities	—	—	(65.0)	—	(65.0)
Increase (decrease) in parent loans and advances	32.5	(21.8)	(10.7)	—	—
Effect of exchange rates of cash and cash equivalents	—	—	1.6	—	1.6

Net increase (decrease) in cash and cash equivalents	(53.9)	0.4	15.0	—	(38.5)
Cash and cash equivalents at beginning of period	108.0	(0.3)	71.4	—	179.1

Cash and cash equivalents at end of period	$54.1	$0.1	$86.4	$—	$140.6

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Predecessor Company
For the Four Months Ended May 31, 2003
(Dollars in millions)
(Unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

          This discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 as filed with the Securities and Exchange Commission on April 12, 2004 and the other information included herein.

     Company Overview

          Unless otherwise indicated, references to “Company” mean (i) prior in the effectiveness of Old Hayes’ Plan of Reorganization (as defined below) and the related restructuring, to Old Hayes and its consolidated subsidiaries (the “Predecessor”), and (ii) after the effectiveness of Old Hayes’ Plan of Reorganization and the related restructuring to HLI Operating Company, Inc. and its consolidated subsidiaries (the “Successor”). References to fiscal year means the Company’s fiscal year commencing on February 1 of that year and ending on January 31 of the following year (i.e., “fiscal 2004” refers to the period beginning February 1, 2004 and ending January 31, 2005 and “fiscal 2003” refers to the period beginning February 1, 2003 and ending January 31, 2004).

          Originally founded in 1908, the Company is a leading worldwide producer of aluminum and steel wheels for the light vehicle market. The Company is a leading provider of steel wheels for the commercial highway market and is also a leading supplier in the high growth market for lightweight aluminum products, including suspension, brake and powertrain components. The Company is a leading supplier of the automotive wheels used by Original Equipment Manufacturers (“OEMs”) in North America and Europe. The Company has a global footprint with 43 facilities and one joint venture located in 14 countries around the world. The Company sells products to every major North American, Japanese and European manufacturer of passenger cars and light trucks, as well as more than 300 commercial highway vehicle customers throughout the world. The Company’s products are presently on 16 of the top 20 selling platforms for passenger cars in the United States.

          The Company has a sales and marketing organization of dedicated customer teams located in all major vehicle producing regions. The Company’s ability to support its customers globally is further enhanced by the Company’s broad global presence in terms of sales offices, manufacturing facilities and engineering/technical centers.

          On December 5, 2001, Old Hayes, 30 of its wholly-owned domestic subsidiaries and one wholly-owned Mexican subsidiary filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code. Old Hayes emerged from bankruptcy on June 3, 2003. In connection with the emergence from Chapter 11, the Company entered into a $550.0 million senior secured credit facility, as amended. The New Credit Facility consists of a $450.0 million six-year amortizing term loan (the “New Term Loan”) and a five-year $100.0 million revolving credit facility. In addition, HLI issued an aggregate of $250.0 million principal amount of 10 1/2% senior notes due 2010 (the “New Senior Notes”). On February 11, 2004, Hayes Lemmerz International, Inc. closed on a primary offering of 7.7 million shares of common stock, and a secondary offering of 2.0 million shares of its common stock. The Company used the net proceeds that it received from the primary offering to redeem $87.5 million aggregate principal amount, plus accrued and unpaid interest thereon, of its outstanding New Senior Notes on March 12, 2004, to prepay $16.0 million, plus accrued and unpaid interest thereon, of its New Term Loan on February 12, 2004, and for general corporate purposes.

          In fiscal 2003, the Company had net sales of $2.1 billion, with approximately 48% of the Company’s net sales for that period derived from international markets, and in the first six months of fiscal 2004, the Company had sales of $1.1 billion, with approximately 49% of the Company’s net sales for that period derived from international markets. The Company had earnings from operations in fiscal 2003 of $62.0 million (which includes the impact of certain gains and expenses related to its emergence from Chapter 11 proceedings), and in the first six months of fiscal 2004, the Company had earnings from operations of $35.7 million.

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

          In connection with the Debtors’ emergence from Chapter 11, on the Effective Date, HLI entered into a $550.0 million senior secured credit facility, as amended by Amendment No. 1 and Waiver to Credit Agreement, dated October 16, 2003, by Amendment No. 2 and Waiver to the Credit Agreement dated February 6, 2004, Amendment No. 3 dated May 6, 2004, and by Waiver to the Credit Agreement dated June 1, 2004 (as amended, the “New Credit Facility”). The New Credit Facility consists of a $450.0 million six-year amortizing term loan (the “New Term Loan”) and a five-year $100.0 million revolving credit facility (the “Revolving Credit Facility”). In addition, HLI issued on the Effective Date an aggregate of $250.0 million principal amount of 10 1/2% senior notes due 2010 (the “New Senior Notes”). The proceeds from the initial $450.0 million of borrowings under the New Credit Facility and the net proceeds from the New Senior Notes were used to make payments required under the Plan of Reorganization, including the repayment of Old Hayes’ DIP Facility and a payment of $477.3 million to certain prepetition lenders, to pay related transaction costs and to refinance certain debt.

     Reorganization Items

          Reorganization items as reported in the consolidated statements of operations of the Predecessor included herein are comprised of income, expense and loss items that were realized or incurred by the Debtors as a direct result of Old Hayes’ decision to reorganize under Chapter 11. During the one month and four months ended May 31, 2003 respectively, reorganization items were as follows (dollars in millions):

	Predecessor
	One Month	Four Months
	Ended	Ended
	May 31, 2003	May 31, 2003
Critical employee retention plan provision	$10.5	$11.7
Professional fees directly related to the Filings	19.3	30.8
Creditors’ Trust obligation	2.0	2.0
Other	0.1	0.5

Total	$31.9	$45.0

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

          Based on Old Hayes’ compromise total enterprise value of $1,250.0 million as confirmed by the Bankruptcy Court, the aggregate amount of the Restructuring Performance Bonus is $12.1 million. Of the aggregate $12.1 million, approximately $6.0 million was paid in cash on July 1, 2003, and approximately $2.0 million was paid on August 28, 2003 as determined by New Hayes’ Board of Directors. The remaining portion of the Restructuring Performance Bonus was paid in 215,935 shares of restricted units of New Hayes on July 28, 2003. Pursuant to provisions contained in the CERP, the restricted units will vest as follows, subject to the participant’s continued employment:

•	one half of the restricted units vested on June 3, 2004, the first anniversary of the Effective Date, and;

•	one half of the restricted units will vest on the second anniversary of the Effective Date.

          Cash payments with respect to other reorganization items not discussed above consisted primarily of professional fees and cure payments and were approximately $10.4 million and $21.2 million during the two months ended July 31, 2003 and the four months ended May 31, 2003, respectively.

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

     Three Months Ended July 31, 2004 Compared to Three Months Ended July 31, 2003

     Net Sales

	Three Months Ended July 31,
	2004	2003	$ Change
	(Dollars in millions)
Automotive Wheels	$323.0	$299.8	$23.2
Components	157.9	174.6	(16.7)
Other	42.8	28.4	14.4

Total	$523.7	$502.8	$20.9

          The Company’s net sales for the second quarter of 2004 increased $20.9 million to $523.7 million from $502.8 million in the second quarter of 2003. After adjusting for the net impact of favorable exchange rate fluctuations relative to the U.S. dollar, net sales for the second quarter of 2004 increased approximately $8.2 million as compared to the same period in 2003.

          Net sales from the Company’s Automotive Wheels segment increased $23.2 million to $323.0 million in the second quarter of fiscal 2004 from $299.8 million in the second quarter of 2003. Automotive Wheels net sales were favorably impacted by foreign exchange rate fluctuations relative to the U.S. dollar, which increased sales by approximately $11 million. The remaining increase in sales is primarily due to increased volume demand in the Company’s international markets and the impact of consolidating sales from the Company’s facility in Turkey, after having acquired a controlling interest in the facility during the fourth quarter of fiscal 2003. These increases were partially offset by decreased unit pricing globally. Additionally, pricing pressures caused by new competitors in foreign markets, such as China, led North American OEM’s to selectively resource parts of the Company’s future business to competitors during the second quarter of fiscal 2003, resulting in lower customer production requirements in 2004.

          Net sales from Components decreased $16.7 million to $157.9 million in second quarter 2004 from $174.6 million in second quarter 2003. Components net sales decreased by approximately $19 million due to lower customer production requirements. Decreased unit pricing globally was partially offset by a favorable product mix. The impact of favorable foreign exchange rate fluctuations increased net sales by approximately $2 million.

          Other net sales increased $14.4 million to $42.8 million during second quarter 2004 from $28.4 million during second quarter 2003. This increase was primarily due to higher volumes in the Company’s commercial highway and aftermarket operations, as demand for class 8 trucks and commercial highway trailers in North America increased year-over-year.

Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items

     Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items is used as a non-GAAP measure of the Company’s primary profitability measure because it excludes fresh start accounting adjustments and reorganization items which do not represent normal operating performance of the Company as these items relate only to the Company’s Chapter 11 Filings and emergence. Earnings from operations excluding fresh start accounting adjustments and reorganization items is calculated as follows (dollars in millions):

	Three Months
	Ended July 31,
	2004	2003
Earnings from operations	$9.5	$51.6
Excluding:
Fresh start accounting adjustments	—	(63.1)
Reorganization items	—	31.9

Earnings from operations excluding fresh start accounting adjustments and reorganization items	$9.5	$20.4

          The following tables present earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items, as well as other information by segment (dollars in millions):

	Three Months Ended July 31, 2004
	Automotive
	Wheels	Components	Other	Total
Earnings (loss) from operations	$14.9	$(8.5)	$3.1	$9.5
Asset impairments and other restructuring charges:
Facility closure costs	$—	$—	$—	$—
Severance and other restructuring costs.	0.9	—	—	0.9

Total asset impairments and other restructuring charges:	$0.9	$—	$—	$0.9

	Three Months Ended July 31, 2003
	Automotive
	Wheels	Components	Other	Total
Earnings (loss) from operations excluding fresh start accounting adjustment and reorganization items	$18.9	$4.7	$(3.2)	$20.4
Fresh start accounting adjustments	57.9	27.7	(22.5)	63.1
Reorganization items	(0.1)	—	(31.8)	(31.9)
Asset impairments and other restructuring charges:
Impairment of machinery, equipment and tooling	$—	$1.6	$—	$1.6
Facility closure costs	0.6	—	—	0.6
Severance and other restructuring costs	0.1	—	—	0.1

Total asset impairments and other restructuring charges:	$0.7	$1.6	$—	$2.3

          The Company’s earnings from operations excluding fresh start accounting adjustments and reorganization items decreased by $10.9 million in the second quarter of fiscal 2004 to $9.5 million, from earnings of $20.4 million in the second quarter of fiscal 2003. Adjusted for the net impact of foreign exchange rate fluctuations relative to the U.S. dollar, the Company’s earnings from operations excluding fresh start accounting adjustments and reorganization items decreased by approximately $12.7 million from fiscal 2003. Increased volumes abroad were offset by lower OEM production requirements in North America, lower unit pricing globally, and increased steel and iron prices.

          Earnings from operations excluding fresh start accounting adjustments and reorganization items at the Company’s Automotive Wheels operations decreased by $4.0 million in the second quarter of fiscal 2004 to $14.9 million compared to the same period in 2003. Increased volumes abroad, improved operating performance and the impact of consolidating earnings from the Company’s Manisa, Turkey facility acquired during the fourth quarter of fiscal 2003 increased earnings by approximately $14 million. Favorable fluctuations in foreign exchange rates relative to the U.S. dollar increased earnings approximately $2 million, but were offset by an increase in depreciation and amortization of approximately $3 million. Other factors negatively impacted earnings such as, lower OEM production requirements in North America, increased steel pricing, an unfavorable product mix and lower unit pricing globally which decreased earnings from operations by approximately $17 million. During the second quarter of fiscal 2004, the Company’s Automotive Wheels segment recorded facility closure and severance costs of approximately $1 million associated with the Company’s Howell, Michigan facility. During the second quarter of fiscal 2003, the Company recognized restructuring and facility closure costs of $0.7 million related to the closure of its Bowling Green, Kentucky facility. Additionally, in the second quarter of fiscal 2003, earnings in the Company’s wheel operations were impacted by the following events associated with the Company’s emergence from Chapter 11: a $3.6 million fair value adjustment to inventory included in the Successor’s opening balance sheet, which negatively impacted earnings, and the favorable settlement of certain pre-petition claims, which favorably impacted earnings by $2.2 million.

          Components earnings from operations excluding fresh start accounting adjustments and reorganization items decreased by $13.2 million in the second quarter of fiscal 2004 to a loss of $8.5 million compared to earnings of $4.7 million during the same period in fiscal 2003. Lower OEM production requirements, decreased unit pricing, an unfavorable product mix and increased steel and iron prices decreased earnings from operations by approximately $11 million in the second quarter of fiscal 2004. Improved operating performance was offset by increased selling, administrative and engineering costs, which decreased earnings from operations approximately $2 million. During the second quarter of fiscal 2003 Components recorded asset impairment losses of approximately $1.6 million at various facilities due to a change in management’s plan for the future use of idle machinery and equipment. In the second quarter of fiscal 2003, earnings in the Company’s components operations were impacted by the following events associated with the Company’s emergence from Chapter 11: a $1.6 million fair value adjustment to inventory included in the Successor’s opening balance sheet, which negatively impacted earnings, and the favorable settlement of certain pre-petition claims, which favorably impacted earnings by $3.9 million.

          Earnings from operations excluding fresh start accounting adjustments and reorganization items in the Company’s Other segment increased by $6.3 million in the second quarter of fiscal 2004 to $3.1 million. Improved operating performance and increased volumes in the Company’s commercial highway and aftermarket operations increased earnings approximately $3 million. In the second quarter of fiscal 2004, the Company incurred approximately $1 million lower post-emergence professional fees, and attained favorable resolutions of certain pre-petition liabilities, which favorably impacted earnings by approximately $3 million. During the second quarter of fiscal 2004 the Company’s North American pension and retiree medical costs declined approximately $1 million, increasing earnings. In the second quarter of fiscal 2003, earnings in the Company’s other segment was impacted by the favorable settlement of certain pre-petition claims, which favorably impacted earnings by $1.5 million.

     Interest Expense, net

          Interest expense was $13.7 million for the second quarter of fiscal 2004 and $18.4 million for the second quarter of fiscal 2003. Interest expense between the two periods is not comparable because of the Company’s new capital structure established upon emergence from Chapter 11. See Notes 1 and 8 to the consolidated financial statements included herein regarding the Company’s new capital structure.

     Income Taxes

          Income tax expense was $5.6 million on pre-tax loss of $4.2 million and $57.0 million on pre-tax income of $33.1 million for the second quarter of fiscal 2004 and fiscal 2003, respectively. Income tax expense between the two periods is not comparable due the Company’s emergence from Chapter 11. The income tax rate varies from the United States statutory income tax rate of 35% due primarily to losses in the United States without recognition of a corresponding income tax benefit.

     Net Income (Loss)

          The net income for the three months ended July 31, 2003 includes an extraordinary gain on discharge of debt and other liabilities of $1,076.7 million realized upon emergence from Chapter 11.

     Six Months Ended July 31, 2004 Compared to Six Months Ended July 31, 2003

Net Sales

	Six Months Ended July 31,
	(Dollars in millions)
	2004	2003	$ Change
Automotive Wheels	$675.2	$602.8	$72.4
Components	358.5	358.7	(0.2)
Other	84.1	56.6	27.5

Total	$1,117.8	$1,018.1	$99.7

          The Company’s net sales for the six months ended July 31, 2004 increased $99.7 million to $1,117.8 million from $1,018.1 million in the six months ended July 31, 2003. After adjusting for the net impact of favorable exchange rate fluctuations relative to the U.S. dollar, net sales for the first six months of fiscal 2004 increased 4.9% or approximately $53 million as compared to the same period in fiscal 2003.

          Net sales from the Company’s Automotive Wheels segment increased $72.4 million to $675.2 million during the first six months of fiscal 2004 from $602.8 million during the first six months of fiscal 2003. Automotive Wheels net sales were favorably impacted by foreign exchange rate fluctuations relative to the U.S. dollar, which increased sales by approximately $41 million. The remaining increase in sales is primarily due to increased volume demand in the Company’s international markets and the impact of consolidating sales from the Company’s facility in Turkey, after having acquired a controlling interest in the facility during the fourth quarter of fiscal 2003. These increases were partially offset by decreased unit pricing globally. Additionally, pricing pressures caused by new competitors in foreign markets, such as China, led North American OEM’s to selectively resource parts of the Company’s future business to competitors during the second quarter of fiscal 2003, resulting in lower customer production requirements in 2004.

          Net sales from Components decreased $0.2 million to $358.5 million during the first six months of fiscal 2004 from $358.7 million during the first six months of fiscal 2003. Components net sales decreased primarily due to lower customer production requirements and lower unit pricing globally, which was partially offset by a favorable product mix. The impact of favorable foreign exchange rate fluctuations increased net sales by approximately $6 million.

          Other net sales increased $27.5 million to $84.1 million during the first six months of fiscal 2004 from $56.6 million compared to the same period in fiscal 2003. This increase was primarily due to higher volumes in the Company’s commercial highway and aftermarket operations, as demand for class 8 trucks and commercial highway trailers in North America increased year-over-year.

Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items

          Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items is used as a non-GAAP measure of the Company’s primary profitability measure because it excludes fresh start accounting adjustments and reorganization items which do not represent normal operating performance of the Company as these items relate only to the Company’s Chapter 11 Filings and emergence. Earnings from operations excluding fresh start accounting adjustments and reorganization items is calculated as follows (dollars in millions):

	Six Months
	Ended July 31,
	2004	2003
Earnings from operations	$35.7	$52.9
Excluding:
Fresh start accounting adjustments	—	(63.1)
Reorganization items	—	45.0

Earnings from operations excluding fresh start accounting adjustments and reorganization items	$35.7	$34.8

          The following tables present earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items, as well as other information by segment (millions of dollars):

	Six Months Ended July 31, 2004
	Automotive
	Wheels	Components	Other	Total
Earnings from operations	$31.4	$0.8	$3.5	$35.7
Asset impairments and other restructuring charges:
Facility closure costs	$0.3	$(0.2)	$—	$0.1
Severance and other restructuring costs.	3.2	—	—	3.2

Total asset impairments and other restructuring charges:	$3.5	$(0.2)	$—	$3.3

		Six Months Ended July 31, 2003
	Automotive
	Wheels	Components	Other	Total
Earnings (loss) from operations excluding fresh start accounting adjustment and reorganization items	$36.2	$7.9	$(9.3)	$34.8
Fresh start accounting adjustments	57.9	27.7	(22.5)	63.1
Reorganization items	(0.1)	0.2	(45.1)	(45.0)
Asset impairments and other restructuring charges:
Impairment of manufacturing facilities	$0.5	$0.1	—	$0.6
Impairment of machinery, equipment and tooling	1.5	3.3	—	4.8
Facility closure costs	0.9	—	—	0.9
Severance and other restructuring costs	0.1	—	—	0.1

Total asset impairments and other restructuring charges:	$3.0	$3.4	$—	$6.4

          The Company’s earnings from operations excluding fresh start accounting adjustments and reorganization items increased by $0.9 million during the first six months of fiscal 2004 to $35.7 million, from earnings of $34.8 million during the same period in fiscal 2003. Adjusted for the net impact of foreign exchange rate fluctuations relative to the U.S. dollar, the Company’s earnings from operations excluding fresh start accounting adjustments and reorganization items decreased by approximately $3.5 million from fiscal 2003. Increased volumes abroad and in production of class 8 trucks and commercial highway trailers in North America were offset by lower OEM production requirements in North America, lower unit pricing globally, and increased steel and iron prices.

          Earnings from operations excluding fresh start accounting adjustments and reorganization items at the Company’s Automotive Wheels operations decreased by $4.8 million in the first six months of fiscal 2004 to $31.4 million compared to the same period in 2003. Increased volumes abroad, improved operating performance and the impact of consolidating earnings from the Company’s Manisa, Turkey facility acquired during the fourth quarter of fiscal 2003 increased earnings by approximately $26 million. Favorable fluctuations in foreign exchange rates relative to the U.S. dollar increased earnings approximately $4 million, but were offset by an increase in depreciation and amortization of approximately $7 million, primarily related to the Company’s adoption of fresh start accounting upon emergence from Chapter 11. This was offset by lower OEM production requirements in North America, increased steel pricing, various customer satisfaction issues and lower unit pricing globally which decreased earnings from operations by approximately $29 million. During the first six months of fiscal 2004, the Company’s Automotive Wheels segment recorded facility closure and severance costs of approximately $3.5 million associated with the Company’s Howell, Michigan facility. During the first six months of fiscal 2003, the Company recognized restructuring and facility closure costs of $1.0 million related to the closure of its Bowling Green, Kentucky facility, as well as asset impairment losses of $0.5 million to write down the fair value of its Thailand greenfield site based on current real estate market conditions and it recorded asset impairment losses of $1.5 million at various facilities due to a change in management’s plan for the future use of idle machinery and equipment. In the first six months of fiscal 2003, earnings in the Company’s wheel operations were impacted by the following events associated with the Company’s emergence from Chapter 11: a $3.6 million fair value adjustment to inventory included in the Successor’s opening balance sheet, which negatively impacted earnings, and the favorable settlement of certain pre-petition claims, which favorably impacted earnings by $2.2 million.

          Components earnings from operations excluding fresh start accounting adjustments and reorganization items decreased by $7.1 during the first six months of fiscal 2004 to $0.8 million compared to $7.9 million during the same period in fiscal 2003. Improvements in operating performance were offset by lower unit pricing, increased steel and iron prices and increased selling, administrative and engineering costs which decreased earnings from operations by approximately $9 million during the first six months of fiscal 2004. During the first six months of fiscal 2003 Components recorded asset impairment losses of approximately $3.4 million at various facilities due to a change in management’s plan for the future use of idle machinery and equipment. In the second quarter of fiscal 2003, earnings in the Company’s components operations were impacted by the following events associated with the Company’s emergence from Chapter 11: a $1.6 million fair value adjustment to inventory included in the Successor’s opening balance sheet, which negatively impacted earnings, and the favorable settlement of certain pre-petition claims, which favorably impacted earnings by $3.9 million.

          Earnings from operations excluding fresh start accounting adjustments and reorganization items in the Company’s Other segment increased by $12.8 million in the first six months of fiscal 2004 to $3.5 million, compared to a loss of $9.3 million during the same period in fiscal 2003. Improved operating performance and increased volumes in the Company’s commercial highway and aftermarket operations increased earnings approximately $7 million. Subsequent to the Company’s emergence from Chapter 11, the Company continued to incur post-emergence professional fees during the first six months of fiscal 2004, which decreased earnings approximately $2 million. This was offset by favorable resolutions of certain pre-petition liabilities, which favorably impacted earnings approximately $3 million. During the second quarter of fiscal 2004 the Company’s North American pension and retiree medical costs declined approximately $3 million, increasing earnings. In the first six months of fiscal 2003, earnings in the Company’s other segment was impacted by the favorable settlement of certain pre-petition claims, which favorably impacted earnings by $1.5 million. The remainder of the difference is primarily due to higher allocations to the Automotive Wheels and Components segments.

     Interest Expense, net

          Interest expense was $26.8 million for the first six months of fiscal 2004 and $35.3 million for the same period of fiscal 2003. Interest expense amounts between the two periods are not comparable, due to the Company’s new capital structure established upon emergence from Chapter 11. See Notes 1 and 8 to the consolidated financial statements included herein regarding the Company’s new capital structure.

     Income Taxes

          Income tax expense was $10.6 million on pre-tax loss of $3.2 million and $62.9 million on pre-tax income of $17.5 million for the six months ended July 31, 2004 and 2003, respectively. Income tax expense between the two periods is not comparable due the Company’s emergence from Chapter 11. The income tax rate varies from the United States statutory income tax rate of 35% due primarily to losses in the United States without recognition of a corresponding income tax benefit.

     Net Income (Loss)

          The net income for the six months ended July 31, 2003 includes an extraordinary gain on discharge of debt of $1,076.7 million realized upon emergence from Chapter 11.

Liquidity and Capital Resources

Cash Flows

          Operating Activities: The Company’s operations provided $79.6 million in cash in the first six months of fiscal 2004 compared to $75.5 million in the first six months of fiscal 2003. This improvement resulted primarily from lower payments related to the Company’s Chapter 11 filings, which were partially offset by reductions in working capital related to higher inventory builds required to meet customer requirements in North America, increased trade receivables due to higher sales, timing of customer payments and payments made under the Company’s short term incentive program in fiscal 2004.

          Investing Activities: Cash used for investing activities decreased by $2.3 million during the first six months of fiscal 2004 compared with the first six months of fiscal 2003.

          Capital expenditures for the first six months of fiscal 2004 were $68.0 million. These expenditures were primarily for additional machinery and equipment to improve productivity and reduce costs, to meet demand for new vehicle platforms and to meet expected requirements for the Company’s products. The Company anticipates capital expenditures for fiscal 2004 will be approximately $150 million primarily relating to meeting demand for new vehicle platforms and supporting maintenance and cost reduction programs, including approximately $12 million for renovation and expansion of its aluminum wheel plant located in Chihuahua, Mexico.

          Financing Activities: Cash used for financing activities was $11.4 million for the first six months of fiscal 2004 compared to cash provided by financing activities of $61.9 million in the first six months of fiscal 2003.

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

          During the first six months of fiscal 2004, the Company also repaid in full $13.1 million of notes payable issued in conjunction with the purchases of its Chihuahua, Mexico and Manisa, Turkey facilities.

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

          The Company continues to implement operational improvements, which consist of a number of cost-cutting and profit-enhancing initiatives. If the implementation of the operational improvements is not successful, the Company may be unable to offer products at competitive prices to generate sufficient operating funds to pay the interest on the New Senior Notes and make payments due under its New Credit Facility. In such event, there can be no assurance that alternative sources of financing would be available to the Company or, if available, that such financing would be on commercially reasonable terms.

Other Liquidity Matters

          In August 2004, one of the Company’s OEM customers notified the Company of the discontinuance of an accelerated payment program in which the Company participated. The termination of this program is expected to occur during the third and fourth quarters of fiscal 2004. While the Company is still analyzing the impact of the discontinuance of this accelerated program, the Company anticipates that it’s cash flow will be negatively impacted by approximately $25 million during fiscal 2004.

          As more fully discussed above, on June 3, 2003, in connection with the Company’s emergence from Chapter 11, HLI entered into the $550.0 million New Credit Facility, consisting of the $450.0 million New Term Loan and the $100.0 million Revolving Credit Facility. HLI also issued an aggregate of $250.0 million New Senior Notes. The Company and substantially all of its material direct and indirect domestic subsidiaries have guaranteed HLI’s obligations under the New Credit Facility, and the Company and substantially all of its domestic subsidiaries have guaranteed HLI’s obligations under the New Senior Notes. The proceeds from the initial $450.0 million of borrowings under the New Credit Facility and the net proceeds from the New Senior Notes were used to make payments required under the Plan of Reorganization. At July 31, 2004 and September 7, 2004, there were no outstanding borrowings and $17.8 million in letters of credit issued under the Revolving Credit Facility. The amount available to borrow under the Revolving Credit Facility at July 31, 2004 and September 7, 2004 was approximately $82.2 million.

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

Credit Ratings

	S&P	Moody's
Corporate and Bank Debt rating	BB –	Ba3
Senior Note rating	B +	B1

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

Steel Supply

          Global spot market steel prices have significantly increased during 2003 and into mid–2004. Factors leading to the higher prices include the increasing demand for steel in China, industry consolidation and rising raw material costs. In response to the increasing cost of raw materials, a number of steel suppliers have implemented surcharges on existing fixed price contracts. Without the surcharge some suppliers claim they will be unable to provide adequate supplies of steel. In addition, some of the Company’s suppliers have sought, and others may seek in the future, bankruptcy relief which could affect the availability or price of steel. These factors could negatively impact the Company’s results of operations as it may be unable to compel suppliers to comply with existing contracts or to source adequate supplies of steel. The Company believes it can partially offset the impact of cost increases through higher scrap sales recoveries and or by passing some of these costs through to certain of its customers. The full impact of steel prices is uncertain given the volatility in the spot steel market. However, the Company anticipates the net impact to approximate $20 million in fiscal 2004.

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

          Due to the increase in the Company’s operations outside the United States, the Company has experienced increased foreign currency exchange gains and losses in the ordinary course of business. As a result, fluctuations in the exchange rate between the U.S. dollar, the euro and the currencies of other countries, in which the Company conducts its business, may have a material impact on its financial condition as cash flows generated in other currencies will be used, in part, to service its dollar-denominated debt. This could result in an increase in the Company’s overall leverage and could result in less cash flow available for debt repayment should the dollar appreciate significantly versus other currencies in which significant cash flows are generated.

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

          In January 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). FSP 106-1 permitted companies that are a sponsor of a postretirement heath care plan that provides a prescription drug benefit to either include the effects of the Act in its financial statements or defer accounting for the Act until the FASB issued guidance on how to account for the federal subsidy. Such guidance was released by the FASB in May 2004 in Staff Position No. FAS 106-2 (“FSP 106-2”).

     The Company is unable to estimate the impact the Act will have on its financial statements or the amount of cash it may be entitled to receive from any federal subsidy, but believes that its plan is at least actuarially equivalent. As such, the Act is expected to favorably impact the Company by reducing the postretirement benefit obligation and expense in future periods when compared to fiscal 2003. In accordance with the provisions of FSP 106-2, the Company will apply the accounting guidance of the pronouncement in the fiscal quarter ending October 31, 2004. As such, the accumulated postretirement benefit obligation (APBO) and the net periodic postretirement benefit cost do not reflect the effects of the Act as of and for the periods ended July 31, 2004.

Contractual Obligations

          The following table identifies the Company’s significant contractual obligations (dollars in millions):

	Payment Due by Period
	Less than	1-3	4-5	After
	1 Year	Years	Years	5 Years	Total
Long-term debt	$6.2	$14.8	$29.8	$586.7	$637.5
Redeemable preferred stock	—	—	—	10.9	10.9
Short-term borrowings	4.0	—	—	—	4.0
Capital lease obligations	3.9	7.8	2.1	—	13.8
Operating leases	16.7	24.5	4.8	3.3	49.3
Capital expenditures	37.9	—	—	—	37.9

Total obligations	$68.7	$47.1	$36.7	$600.9	$753.4

Other Cash Requirements

          The Company anticipates the following approximate significant cash requirements to be paid during the remainder of fiscal 2004 (dollars in millions):

Interest	$25.1
Taxes	18.5
Pension and other post-retirement benefits funding	11.5
Various customer satisfaction issues	7.0
Restructuring costs(1)	4.0

(1)	See Note 7 to the consolidated financial statements included herein for a discussion of restructuring and other closure costs.

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

          The Company expects to incur approximately $11.0 million of pension expense and $11.0 million of retiree benefit expense in fiscal 2004.

Goodwill Impairment Testing

          On February 1, 2002, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and other indefinite-lived intangible assets are no longer amortized; rather those assets must be tested for impairment annually. Other definite-lived intangible assets continue to be amortized over their estimated lives. (See Note 6 to the consolidated financial statements included herein.)

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

Income Taxes

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

          The Company has not recorded a deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration. These temporary differences may become taxable upon a repatriation of assets from the subsidiaries or a sale or liquidation of the subsidiaries.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          For the period ended July 31, 2004, the Company did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004.

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

Financial Systems Implementation

          The Company is currently in process of upgrading its North American general ledger and financial computer systems, the first phase of which is expected to be completed in October 2004. This implementation is expected to further improve or otherwise enhance the Company’s Disclosure Controls and Procedures and Internal Controls. Due to the inherent complexities in any financial system implementation, the Company may be unable to successfully complete this implementation on a timely basis, or fail to recognize the benefits currently anticipated from such upgrade. If the implementation is not successful, the Company may be unable to file its periodic reports with the SEC on a timely basis. If so, the Company’s future ability to access applicable capital markets may be impaired or otherwise limited.

Evaluation of Disclosure Controls and Procedures

          The Company maintains a disclosure committee reporting to the Chief Executive Officer of the Company to assist the Chief Executive Officer and Chief Financial Officer in fulfilling their responsibility in designing, establishing, maintaining and reviewing the Company’s Disclosure Controls and Procedures (the “Disclosure Committee”). The Disclosure Committee is currently chaired by the Company’s Chief Financial Officer and includes the Company’s General Counsel, Vice President of Human Resources and Administration, Corporate Controller, Treasurer, Director of Corporate Accounting, Manager of Financial Reporting and Governance, and Director of Internal Audit as its other members. As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer, along with the Disclosure Committee, evaluated the Company’s Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have concluded, subject to the limitations noted above, that the Disclosure Controls and Procedures are effective based on such evaluation.

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

          None.

Item 3. Defaults upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Item 5. Other Information

          None.

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits

4.9	Registration Rights Agreement, dated as of July 1, 2004, by and between Hayes Lemmerz International, Inc., and AP Wheels, LLC.*
10.10	Amendment No. 3 dated as of May 6, 2004, by and among HLI Operating Company, Inc., as Borrower, Hayes Lemmerz International, Inc. the Lenders and Issuers listed therein, Citicorp North America, Inc., as Administrative Agent, Lehman Commercial Paper, Inc., as Syndication Agent, and General Electric Capital Corporation, as Documentation Agent*
10.11	Waiver of Certain Post Closing Covenants dated as of June 1, 2004, by and among HLI Operating Company, Inc., as Borrower, Hayes Lemmerz International, Inc. the Lenders and Issuers listed therein, Citicorp North America, Inc., as Administrative Agent, Lehman Commercial Paper, Inc., as Syndication Agent, and General Electric Capital Corporation, as Documentation Agent*
31.1	Certification of Curtis J. Clawson, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, pursuant to Section 301 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Curtis J. Clawson, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith.

          (b) Reports on Form 8-K

               During the fiscal quarter ended July 31, 2004, the Company filed or furnished Current Reports on Form 8-K with the SEC as follows:

June 8, 2004	Items 5 and 7	Other Events and Regulation FD Disclosure, and Financial Statements and Exhibits
June 9, 2004	Items 12, 7 and 9	Results of Operations and Financial Condition, Regulation FD Disclosure, and Financial Statements and Exhibits
July 16, 2004	Items 5 and 7	Other Events and Regulation FD Disclosure, and Financial Statements and Exhibits
August 11, 2004	Items 5 and 7	Other Events and Regulation FD Disclosure, and Financial Statements and Exhibits

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HLI OPERATING COMPANY, INC.
/s/ JAMES A. YOST
James A. Yost
Vice President, Finance, and Chief Financial Officer

September 8, 2004

HLI OPERATING COMPANY, INC.

10-Q EXHIBIT INDEX

4.9	Registration Rights Agreement, dated as of July 1, 2004, by and between Hayes Lemmerz International, Inc., and AP Wheels, LLC.*
10.10	Amendment No. 3 dated as of May 6, 2004, by and among HLI Operating Company, Inc., as Borrower, Hayes Lemmerz International, Inc. the Lenders and Issuers listed therein, Citicorp North America, Inc., as Administrative Agent, Lehman Commercial Paper, Inc., as Syndication Agent, and General Electric Capital Corporation, as Documentation Agent*
10.11	Waiver of Certain Post Closing Covenants dated as of June 1, 2004, by and among HLI Operating Company, Inc., as Borrower, Hayes Lemmerz International, Inc. the Lenders and Issuers listed therein, Citicorp North America, Inc., as Administrative Agent, Lehman Commercial Paper, Inc., as Syndication Agent, and General Electric Capital Corporation, as Documentation Agent*
31.1	Certification of Curtis J. Clawson, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, pursuant to Section 301 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Curtis J. Clawson, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith.