Form 10-Q
period 2004-10-31
HLI OPERATING CO INC
filed 2004-12-15
CIK 1257296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2004
Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 333-107539

HLI Operating Company, Inc.

(Exact name of registrant as specified in its charter)

Delaware	30-0167742
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

15300 Centennial Drive	48167
Northville, Michigan	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(734) 737-5000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ▶

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Act). Yes ▶    No ☒

     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Act subsequent to the distributions of securities under a plan confirmed by a court. Yes ☒     No ▶

     The number of shares of common stock outstanding as of December 15, 2004 was 590,000 shares.

HLI Operating Company, Inc.
QUARTERLY REPORT ON FORM 10-Q

     Unless otherwise indicated, references to the “Company” mean HLI Operating Company, Inc., and its subsidiaries, and references to a fiscal year means the Company’s year commencing on February 1 of that year and ending January 31 of the following year (e.g., fiscal 2004 means the period beginning February 1, 2004, and ending January 31, 2005). This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, and business of the Company. All statements other than statements of historical fact we make in this Quarterly Report are forward-looking. Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “intend”, “believe” and similar language. These forward looking statements involve certain risks and uncertainties. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others: (1) competitive pressure in the Company’s industry; (2) fluctuations in the price of steel, aluminum and other raw materials; (3) general economic conditions are less favorable than expected; (4) the Company’s dependence on the automotive industry (which has historically been cyclical) and on a small number of major customers for the majority of its sales; (5) pricing pressure from automotive industry customers and the potential for re-sourcing of business to lower-cost providers overseas; (6) changes in the financial markets affecting the Company’s financial structure and the Company’s cost of capital and borrowed money; (7) the uncertainties inherent in international operations and foreign currency fluctuations; and (8) the risks described in our most recent Annual Report on Form 10-K. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company has no duty under the Private Securities Litigation Reform Act of 1995 to update the forward looking statements in this Quarterly Report on Form 10-Q and the Company does not intend to provide such updates.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)

	Three Months	Three Months
	Ended	Ended
	October 31,	October 31,
	2004	2003
	(Unaudited)
Net sales	$556.2	$530.9
Cost of goods sold	506.1	461.6

Gross profit	50.1	69.3
Marketing, general and administrative	39.4	33.1
Asset impairments and other restructuring charges	2.9	19.6
Other (income) expense, net	0.6	2.7

Earnings from operations	7.2	13.9
Interest expense, net	12.3	14.7
Other non-operating (income) expense, net	1.1	0.2

Loss before taxes on income and minority interest	(6.2)	(1.0)
Income tax provision	3.7	6.1

Loss before minority interest	(9.9)	(7.1)
Minority interest	1.9	1.0

Net loss	$(11.8)	$(8.1)

See accompanying notes to consolidated financial statements.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)

	Successor		Predecessor
	Nine Months	Five Months	Four Months
	Ended	Ended	Ended
	October 31,	October 31,	May 31,
	2004	2003	2003
		(Unaudited)
Net sales	$1,674.0	$859.2	$689.8
Cost of goods sold	1,500.5	760.5	611.3

Gross profit	173.5	98.7	78.5
Marketing, general and administrative	123.2	58.0	41.6
Asset impairments and other restructuring charges	6.2	19.6	6.4
Other (income) expense, net	1.2	4.8	(1.9)
Reorganization items	—	—	45.0
Fresh start accounting adjustments	—	—	(63.1)

Earnings from operations	42.9	16.3	50.5
Interest expense, net	39.1	27.3	22.7
Other non-operating (income) expense	1.0	0.3	—
Loss on early extinguishment of debt	12.2	—	—

Earnings (loss) before taxes on income, minority interest, extraordinary gain on debt discharge	(9.4)	(11.3)	27.8
Income tax provision	14.3	8.7	60.3

Loss before minority interest and extraordinary gain on debt discharge	(23.7)	(20.0)	(32.5)
Minority interest	6.0	1.8	1.2

Loss before extraordinary gain on debt discharge	(29.7)	(21.8)	(33.7)
Extraordinary gain on debt discharge, net of tax of $0	—	—	1,076.7

Net income (loss)	$(29.7)	$(21.8)	$1,043.0

See accompanying notes to consolidated financial statements.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	October 31,	January 31,
	2004	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27.8	$48.5
Receivables	377.5	325.5
Inventories	194.6	189.3
Prepaid expenses and other	18.6	29.0

Total current assets	618.5	592.3
Property, plant and equipment, net	978.1	966.5
Goodwill	409.3	416.2
Intangible assets, net	230.2	237.2
Other assets	55.1	85.5

Total assets	$2,291.2	$2,297.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and other notes	$3.9	$14.2
Current portion of long-term debt	11.1	11.3
Accounts payable and accrued liabilities	397.4	355.5

Total current liabilities	412.4	381.0
Long-term debt, net of current portion	638.3	752.4
Pension and other long-term liabilities	517.2	526.5
Redeemable preferred stock	11.1	10.5
Minority interest	28.3	23.2
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01 per share: 600,000 shares authorized; 590,000 issued and outstanding at October 31, 2004 and January 31, 2004, respectively	—	—
Additional paid in capital	679.7	557.8
Accumulated deficit	(77.3)	(47.6)
Accumulated other comprehensive income	81.5	93.9

Total stockholders’ equity	683.9	604.1

Total liabilities and stockholders’ equity	$2,291.2	$2,297.7

See accompanying notes to consolidated financial statements.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Successor		Predecessor
	Nine Months	Five Months	Four Months
	Ended	Ended	Ended
	October 31,	October 31,	May 31,
	2004	2003	2003
		(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(29.7)	$(21.8)	$1,043.0
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	128.3	67.1	46.4
Amortization of deferred financing fees	2.8	1.4	1.6
Change in deferred income taxes	(11.2)	(6.9)	52.6
Asset impairments and other restructuring charges	6.2	19.6	6.4
Minority interest	6.0	1.8	1.2
Preferred stock dividends	0.6	0.3	—
Compensation expense related to restricted stock units	4.9	2.1	—
Loss on extinguishment of debt	12.2	—	—
(Gain) loss on sale of assets and businesses	—	0.3	(0.4)
Changes in operating assets and liabilities:
Receivables	(51.0)	(22.9)	(13.7)
Inventories	(4.7)	14.5	(4.0)
Prepaid expenses and other	3.1	4.0	5.2
Accounts payable and accrued liabilities	35.8	29.2	(6.9)
Chapter 11 items:
Reorganization items	—	—	45.0
Fresh start accounting adjustments	—	—	(63.1)
Extraordinary gain on debt discharge	—	—	(1,076.7)
Interest accrued on Credit Agreement	—	—	16.9
Payments related to Chapter 11 Filings	(1.1)	(34.2)	(22.4)

Cash provided by operating activities	102.2	54.5	31.1

Cash flows from investing activities:
Purchase of property, plant, equipment and tooling	(109.2)	(41.1)	(26.3)
Purchase of equipment previously leased	—	—	(23.6)
Proceeds from sale of assets	0.6	0.8	0.8

Cash used for investing activities	(108.6)	(40.3)	(49.1)

Cash flows from financing activities:
Change in borrowings under DIP Facility	—	—	(49.9)
Changes in bank borrowings and credit facility	2.8	(11.9)	(9.8)
Repayment of notes payable issued in connection with purchases of businesses	(13.1)	—	(2.0)
Repayment of long-term debt	(8.2)	(74.0)	—
Net proceeds from issuance of common stock	117.0	—	—
Proceeds from (redemption of) New Senior Notes, net of discount and related fees	(96.7)	—	242.8
Proceeds from (redemption of) New Term Loan, net of related fees	(16.0)	(1.1)	436.1
Prepetition Lenders’ Payment amount	—	—	(477.3)
Payment to holders of Old Senior Notes	—	—	(13.0)

Cash provided by (used for) financing activities	(14.2)	(87.0)	126.9

Effect of exchange rate changes on cash and cash equivalents	(0.1)	2.7	4.1

Increase (decrease) in cash and cash equivalents	(20.7)	(70.1)	113.0
Cash and cash equivalents at beginning of period	48.5	179.1	66.1

Cash and cash equivalents at end of period	$27.8	$109.0	$179.1

Supplemental data:
Cash paid for interest	34.0	10.3	5.8
Cash paid for income taxes	15.7	15.5	2.9

See accompanying notes to consolidated financial statements.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended October 31, 2004, Five Months Ended October 31, 2003 and
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

Chapter 11 Filings

     On December 5, 2001, “Old Hayes”, 30 of its wholly-owned domestic subsidiaries and one wholly-owned Mexican subsidiary (collectively, the “Debtors”) filed voluntary petitions for reorganization relief (the “Chapter 11 Filings” or the “Filings”) under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).

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

     In connection with the Debtors’ emergence from Chapter 11, on the Effective Date, HLI entered into a $550.0 million senior secured credit facility, as amended by Amendment No. 1 and Waiver to Credit Agreement, dated October 16, 2003 and Amendment No. 2 and Waiver to the Credit Agreement dated February 6, 2004, by Amendment No. 3 dated May 6, 2004, by Waiver to the Credit Agreement dated June 1, 2004 and by Amendment No. 4, Waiver and Consent to Credit Agreement dated November 10, 2004 (as amended, the “New Credit Facility”). The New Credit Facility consists of a $450.0 million six-year amortizing term loan (the “New Term Loan”) and a five-year $100.0 million revolving credit facility (the “Revolving Credit Facility”). In addition, HLI issued on the Effective Date an aggregate of $250.0 million principal amount of 10 1/2% senior notes due 2010 (the “New Senior Notes”). The proceeds from the initial $450.0 million of borrowings under the New Credit Facility and the net proceeds from the New Senior Notes were used to make payments required under the Plan of Reorganization, including the repayment of Old Hayes’ DIP Facility and a payment of $477.3 million to certain prepetition lenders, to pay related transaction costs and to refinance certain debt.

Reorganization Items

     Reorganization items as reported in the consolidated statements of operations included herein are comprised of income, expense and loss items that were realized or incurred by the Debtors as a direct result of Old Hayes’ decision to reorganize under Chapter 11. During the four months ended May 31, 2003 reorganization items were as follows (dollars in millions):

Predecessor
Four Months
Ended
May 31,
2003
Critical employee retention plan provision	$11.7
Professional fees directly related to the Filings	30.8
Creditors’ Trust obligation	2.0
Other	0.5

Total	$45.0

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

     Based on Old Hayes’ compromise total enterprise value of $1,250.0 million as confirmed by the Bankruptcy Court, the aggregate amount of the Restructuring Performance Bonus is $12.1 million. Of the aggregate $12.1 million, approximately $6.0 million was paid in cash on July 1, 2003, and approximately $2.0 million was paid on August 28, 2003 as determined by the New Hayes’ Board of Directors. The remaining portion of the Restructuring Performance Bonus was paid in 215,935 shares of restricted units of New Hayes on July 28, 2003. Pursuant to provisions contained in the CERP, the restricted units will vest as follows, subject to the participant’s continued employment:

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

Note 2. Basis of Presentation and Stock-Based Compensation

Basis of Presentation

     As discussed in Note 1, Old Hayes filed a voluntary petition for reorganization relief under Chapter 11 of the Bankruptcy Code in December 2001 and emerged from Chapter 11 on June 3, 2003. Upon emergence from Chapter 11, the Company implemented fresh start accounting principles (see Note 3, “Fresh Start Accounting”) pursuant to American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). SOP 90-7 requires the segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date, and identification of all transactions and events that are directly associated with the reorganization of the Predecessor. As a result of the application of fresh start accounting on May 31, 2003, and in accordance with SOP 90-7, the post-emergence financial results of the Company for the period ending October 31, 2004 and the period ended October 31, 2003 are presented as the “Successor” and the pre-emergence financial results of the Company for the period ending May 31, 2003 are presented as the “Predecessor.” Comparative financial statements do not straddle the emergence date because in effect the Successor Company represents a new entity. Per share and share information for the Predecessor Company for all periods presented on the consolidated statement of operations have been omitted as such information is deemed to be not meaningful.

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

     If compensation expense had been determined based on the fair value at the grant date consistent with the method prescribed in SFAS No. 123, the Company’s net loss and loss per share amounts would have been adjusted to the pro forma amounts below (Dollars in millions):

	Three Months	Nine Months	Five Months
	Ended	Ended	Ended
	October 31,	October 31,	October 31,
	2004	2004	2003
Net loss:
As reported	$(11.8)	$(29.7)	$(19.2)
Pro forma	(11.5)	(34.0)	(21.2)

     As of the Effective Date, all options under the Predecessor Company’s stock option plans were cancelled and those plans were terminated. Accordingly, no pro forma net income (loss) or pro forma earnings (loss) per share have been presented for any of the stock options granted under those terminated plans.

     The Company recognized $4.9 million of compensation expense related to restricted stock units during the nine months ended October 31, 2004.

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

     Pursuant to SOP 90-7, the results of operations of the Company ended May 31, 2003 include (i) a pre-emergence extraordinary gain of $1,076.7 million resulting from the discharge of debt and other liabilities under the Plan of Reorganization; (ii) pre-emergence charges to earnings of $25.9 million recorded as Reorganization items related to certain costs and expenses resulting from the Plan of Reorganization becoming effective; and (iii) a pre-emergence pre-tax gain of $63.1 million ($17.1 million, net of tax) resulting from the aggregate remaining changes to the net carrying value of Old Hayes’s pre-emergence assets and liabilities to reflect the fair values under fresh start accounting.

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

     The consolidated balance sheet presented below gives effect to the Plan of Reorganization and the application of fresh start accounting at May 31, 2003

REORGANIZED CONDENSED CONSOLIDATED BALANCE SHEET
May 31, 2003
(Dollars in millions)

	Predecessor	Discharge of		Cancellation				Successor
	May 31,	Debt and Exit		of Old		Fresh Start		May 31,
	2003	Financing		Equity		Adjustments		2003
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89.3	$89.8	(a)	$—		$—		$179.1
Receivables	299.9	—		—		—		299.9
Inventories	186.0	—		—		5.2	(j)	191.2
Prepaid expenses and other	27.0	1.3	(b)	—		(7.8	)(k)	20.5

Total current assets	602.2	91.1		—		(2.6)		690.7
Property, plant and equipment, net	959.7	54.0	(c)	—		(95.3	)(l)	918.4
Old goodwill	198.3	—		—		(198.3	)(m)	—
New goodwill	—	—		—		390.9	(n)	390.9
Intangible assets	103.8	—		—		121.9	(o)	225.7
Other assets	60.9	19.9	(d)	—		0.4	(k)(l)	81.2

Total assets	$1,924.9	$165.0		$—		$217.0		$2,306.9

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
DIP facility	$59.7	$(59.7	)(e)	$—		—		$—
Bank borrowings and other notes	13.0	—		—		—		13.0
Current portion of long-term debt	39.6	4.5	(f)	—		—		44.1
Accounts payable and accrued liabilities	303.8	33.6	(g)	—		9.1	(k)(p)	346.5

Total current liabilities	416.1	(21.6)		—		9.1		403.6
Long-term debt, net of current portion	62.0	31.0	(f)	—		—		93.0
New Term Loan	—	445.5	(f)	—		—		445.5
New Senior Notes, net of discount	—	248.5	(f)	—		—		248.5
Pension and other long-term liabilities	343.5	0.5	(g)	—		195.5	(k)(p)	539.5
Redeemable preferred stock	—	10.0	(f)	—		—		10.0
Minority interest	17.8	—		—		(4.7	)(q)	13.1
Liabilities subject to compromise	2,153.4	(2,153.4	)(h)	—		—		—
Commitments and contingencies
Stockholders’ equity (deficit):
New Common Stock	—	—		—		—		—
New additional paid-in capital	—	553.7		—		—		553.7
Old Common Stock	0.3	—		(0.3	)(i)	—		—
Old additional paid in capital	235.1	—		(235.1	)(i)	—		—
Old common stock in treasury at cost	(25.7)	—		25.7	(i)	—		—
Accumulated deficit	(1,201.8)	1,050.8	(h)	209.7	(i)	(58.7	)(m)	—
Accumulated other comprehensive loss	(75.8)	—		—		75.8	(m)	—

Total stockholders’ equity (deficit)	(1,067.9)	1,604.5		—		17.1		553.7

Total liabilities and stockholders’ equity (deficit)	$1,924.9	$165.0		$—		$217.0		$2,306.9

     Adjustments reflected in the reorganized condensed consolidated balance sheet are as follows:

a)	Represents adjustment to reflect a portion of the proceeds from the New Senior Notes and the New Credit Facility, net of a $13.0 million cash payment to former holders of the Company’s 11 7/8% senior notes due 2006 (the “Old Senior Notes”).

b)	Represents escrowed property taxes and insurance required in connection with exit financing.

c)	Represents capitalization of $54.0 million of assets resulting from repayment or refinancing of certain synthetic leases.

d)	Represents recognition of debt issuance costs recorded as other assets consisting of fees and expenses of the New Credit Facility of $13.9 million, and fees and expenses of the New Senior Notes of $6.0 million.

e)	Represents repayment of the DIP Facility on the Effective Date.

f)	Represents new capitalization structure after giving effect to the Plan of Reorganization. New Hayes recorded the Series A Warrants and Series B Warrants at fair value. New Hayes also determined that its Series A Warrants and Series B Warrants met the criteria for classification as liabilities. As such they will be measured at fair value at each reporting period with changes in fair value recognized in interest expense. The Company also has recorded the redeemable preferred stock at fair value which equals the stated liquidation preference. The fair value of the redeemable preferred stock was $10.0 million and the Series A Warrants and Series B Warrants fair value was approximately $9.3 million at emergence. The Series A Warrants and Series B Warrants were valued utilizing the Black-Scholes model that requires the estimation of several variables in the formula. The redeemable preferred stock of subsidiary was valued using a “market/capitalization approach” that capitalizes the dividend stream of similar instruments issued by a comparative group using capitalization rates that reflect prevailing market yields. The use of this approach provides a range of possible fair values. This range was evaluated by the Company before it selected a capitalization rate of 8.0% which approximated the mean rate of the comparative group. The use of different valuation techniques could have resulted in different conclusions of the fair value of these instruments.

g)	Represents accrual or settlement of short- and long-term liabilities upon emergence under the Plan of Reorganization as follows (Dollars in millions):

Accrual of contingent professional fees	$8.5
Accrual of the portion of the Restructuring Performance Bonus component of the CERP to be paid in cash	9.0
Accrual of obligation to fund the Creditors’ Trust	1.5
Payment of accrued professional fees	(13.1)
Payment of accrued interest on the DIP Facility	(0.4)
Deferral of cure payments for assumed contracts and other priority and administrative claims	19.2
Accrual of state tax liability for restructuring transactions upon emergence	6.5
Other accrued liabilities incurred upon emergence	2.9

Net adjustment to accounts payable, accrued liabilities, and pension and other long-term liabilities	$34.1

h)	Represents the elimination of pre-petition liabilities discharged under the Plan of Reorganization as follows (dollars in millions):

Liabilities subject to compromise	$2,153.4
Form of settlement:
Issuance of New Common Stock of HoldCo	(544.4)
Issuance of New Preferred Stock of HLI	(10.0)
Issuance of Series A Warrants and Series B Warrants	(9.3)
Repayment of remaining Old Senior Note proceeds	(13.0)
Prepetition Lenders’ Payment Amount	(477.3)
Amounts reclassified to accounts payable and accrued liabilities for certain estimated cure payments with respect to assumption of prepetition executory contracts and unexpired leases, and other priority and administrative claims	(22.7)

Gain on discharge of debt	1,076.7
Accrual of estimated contingent professional fees, cash portion of the Restructuring Performance Bonus, Creditors’ Trust obligation and tax expense related to restructuring activities	(25.9)

Net adjustment to accumulated deficit	$1,050.8

i)	Represents cancellation of Old Common Stock under fresh start accounting.

j)	Represents adjustment to reflect the increase in the fair value of inventory under fresh start accounting. Work-in-process and finished goods were valued at the expected selling price less costs to complete, selling and disposal cost and a normal profit. Raw materials and supplies were valued using the cost approach.

k)	Represents the adjustment of deferred tax assets and liabilities resulting from fair value adjustments under fresh start accounting as follows (dollars in millions):

Prepaid expenses and other	$(7.8)
Other assets	4.5
Accounts payable and accrued liabilities	(2.4)
Pension and other long-term liabilities	(46.3)

Net adjustment	(52.0)

l)	Primarily represents net adjustments to reflect the decrease of property, plant, equipment and tooling to fair value under fresh start accounting based on results of valuation procedures performed by the Company’s valuation specialist. The valuation methodologies employed included the use of the market value and replacement cost approach for personal property and the use of the cost, income and sales comparison approaches for real property.

m)	Represents elimination of pre-emergence goodwill, equity accounts and retained earnings under fresh start accounting.

n)	Represents new goodwill resulting from the excess of reorganization value over the amounts allocable to the fair value of identifiable assets and liabilities.

     The allocation of compromise enterprise value and goodwill was as follows (dollars in millions):

Assets:
Current assets	$690.7
Property, plant and equipment	918.4
Goodwill	390.9
Intangible assets	225.7
Other assets	81.2
Liabilities:
Current liabilities	403.6
New Preferred Stock of HLI	10.0
Other long-term liabilities	1,339.6

New common equity	553.7
Assumed obligations:
New Term Loan, including current portion	450.0
New Senior Notes, net of discount	248.5
Redeemable preferred stock	10.0
Other assumed obligations, net of excess cash	(12.2)

Total compromise enterprise value	$1,250.0

o)	Represents adjustment of $121.9 million to reflect the fair value of identified intangible assets based on results of valuation procedures performed by the Company’s valuation specialist. See Note 6 for additional disclosure regarding the category of intangibles and a description of the valuation methodology.

p)	Primarily reflects the additional liability of $155.2 million under fresh-start accounting for any pension and retiree medical plan costs as determined by the Company’s actuaries. This net additional liability had been deferred pre-emergence in accordance with Statement of Financial Accounting Standards (“SFAS”) Nos. 87 and 106. The actuarial assumptions used in computing the liabilities were as follows:

			International
	North American Plans		Plans
	Pension Benefits	Other Benefits	Pension Benefits
Weighted average assumptions:
Discount Rate	5.75%	5.75%	5.0-5.5%
Expected return on plan assets	8.0%	N/A	5.0%
Rate of compensation increase	4.75%	N/A	2.1%

q)	Reflects the adjustment to minority interest as a result of fair value adjustments under fresh start accounting.

Note 4. Inventories

     The major classes of inventory are as follows (dollars in millions):

	October 31,	January 31,
	2004	2004
Raw materials	$51.2	$48.3
Work-in-process	41.2	42.2
Finished goods	58.4	61.8
Spare parts and supplies	43.8	37.0

Total	$194.6	$189.3

Note 5. Property, Plant and Equipment

     The major classes of property, plant and equipment are as follows (dollars in millions):

	October 31,	January 31,
	2004	2004
Land	$45.3	$42.4
Buildings	224.4	212.5
Machinery and equipment	894.3	793.7
Capital lease assets	8.4	8.4

	1,172.4	1,057.0
Accumulated depreciation	(194.3)	(90.5)

Property, plant and equipment, net	$978.1	$966.5

Note 6. Goodwill and Other Intangible Assets

     Goodwill and other intangible assets consist of the following (dollars in millions):

	October 31, 2004			January 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Customer relationships and contracts	$167.3	$(11.9)	$155.4	$169.3	$(5.8)	$163.5
Unpatented technology	41.5	(7.9)	33.6	36.7	(4.6)	32.1

	$208.8	$(19.8)	$189.0	$206.0	$(10.4)	$195.6

Non amortized intangible assets:
Tradenames	$41.2			$41.6
Goodwill	$409.3			$416.2

     The Company expects that ongoing amortization expense will approximate between $10.0 million and $13.0 million in each of the next five fiscal years.

     The changes in the net carrying amount of goodwill by segment for the nine months ended October 31, 2004 were as follows (dollars in millions):

	Automotive
	Wheels	Components	Other	Total
Balance as of January 31, 2004	$416.2	$—	$—	$416.2
Effects of currency translation	(12.2)	—	—	(12.2)
Acquisitions and purchase accounting adjustments	5.3	—	—	5.3

Balance as of October 31, 2004	$409.3	$—	$—	$409.3

Note 7. Asset Impairments and Other Restructuring Charges

     The Company recorded asset impairment losses and other restructuring charges of $6.2 million for the nine months ended October 31, 2004 and $19.6 million and $6.4 million for the Successor five months ended October 31, 2003 and Predecessor four months ended May 31, 2003, respectively.

     Asset impairments and other restructuring charges by segment are as follows (dollars in millions):

	Successor
	Nine Months Ended October 31, 2004
	Automotive
	Wheels	Components	Other	Total
Facility closure costs	$1.0	$(0.2)	$—	$0.8
Impairment of machinery, equipment and tooling	0.7	—	—	0.7
Severance and other restructuring costs	4.1	0.6	—	4.7

Total	$5.8	$0.4	$—	$6.2

	Successor
	Five Months Ended October 31, 2003
	Automotive
	Wheels	Components	Other	Total
Impairment of manufacturing facilities	$—	$0.8	$—	$0.8
Impairment of machinery, equipment and tooling	12.1	6.7	—	18.8

Total	$12.1	$7.5	$—	$19.6

	Predecessor
	Four Months Ended May 31, 2003
	Automotive
	Wheels	Components	Other	Total
Impairment of manufacturing facilities	$0.5	$0.1	$—	$0.6
Impairment of machinery, equipment and tooling	1.5	3.3	—	4.8
Facility closure costs	0.9	—	—	0.9
Severance and other restructuring costs	0.1	—	—	0.1

Total	$3.0	$3.4	$—	$6.4

Impairment of Facilities

     In the third quarter of fiscal 2003, the Company recorded an estimated asset impairment loss of $0.8 million on the Wabash, Indiana building, which was written down to fair value based on expected proceeds from the sale of such building.

     During the first quarter of fiscal 2003, the Predecessor Company recorded asset impairment losses of $0.6 million to write down the fair value of its Petersburg, Michigan facility and its Thailand greenfield site based on current real estate market conditions. The Thailand greenfield site was subsequently sold by the Company in August 2003 and the Petersburg, Michigan Facility was sold during the first quarter of 2004.

Impairment of Machinery, Equipment and Tooling

     In October of fiscal 2004, the Company recorded impairment losses of $0.7 million due primarily to a change in management’s plan for the future use of idled machinery, equipment and production tooling related to the closure of its Howell manufacturing facility. Such investments in fixed assets were written down to fair value.

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

Facility Closures

     On April 1, 2004, the Predecessor Company announced the closure of its Howell, Michigan manufacturing facility. As part of management’s on-going rationalization initiatives, the decision to close the Howell facility was based on improving capacity utilization and overall efficiency of the Company. Production of the aluminum wheels manufactured at the facility has been transferred to other manufacturing facilities in the United States. During the nine months ended October 31, 2004, the Company has recorded $1.0 million of facility closure costs. The Company anticipates that it will incur and recognize additional restructuring and other closure costs of approximately $2.5 million during the remainder of fiscal 2004 and into fiscal 2005, primarily related to lease terminations, plant decommissioning and maintenance subsequent to the shutdown date.

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

Severance and Other Restructuring Costs

     During the nine months ended October 31, 2004, the Company recorded $3.3 million of severance and other restructuring charges related to the Howell facility closure. Also in the third quarter of fiscal 2004 the Company recorded severance charges related to the rationalization of its South African facility of $0.8 million and $0.6 million of severance charges related to the rationalization of its suspension operations.

Facility Exit Cost and Severance Accruals

     The following table describes the activity in the balance sheet accounts affected by the severance and other restructuring charges noted above during the nine months ended October 31, 2004 (dollars in millions):

			Cash
			Payments
		Severance	and
	January 31,	and Other	Effects of	October 31,
	2004	Restructuring	Foreign	2004
	Accrual	Charges	Currency	Accrual
Facility exit costs	$1.7	$1.5	$(2.9)	$0.3
Severance	1.0	4.7	(4.6)	1.1

	$2.7	$6.2	$(7.5)	$1.4

Note 8. Debt

Bank Borrowing and Other Notes

     Bank borrowings and other notes of $3.9 million as of October 31, 2004 consist primarily of short-term credit facilities of the Company’s foreign subsidiaries. Bank borrowings and other notes of $14.2 million at January 31, 2004 consist primarily of short-term credit facilities of the Company’s foreign subsidiaries, as well as notes payable of $1.1 million and $10.5 million issued in conjunction with the Company’s acquisition of an additional 35% ownership interest in its Turkish joint venture and acquisition of an aluminum wheel plant formerly operated as part of the Company’s Mexican joint venture, respectively.

Long-Term Debt

     Long-term debt consists of the following (dollars in millions):

	October 31,	January 31,
	2004	2004
Various foreign bank and government loans maturing through 2006, weighted average interest rates of 5.7% at October 31, 2004 and January 31, 2004	$24.1	$28.6
New Term Loan maturing 2009, weighted average interest rate of 5.8% and 5.0% at October 31, 2004 and January 31, 2004, respectively	428.4	447.8
10 1/2% New Senior Notes, net of discount of $0.8 million and $1.4 million at October 31, 2004 and January 31, 2004, respectively, due 2010	161.7	248.6
Mortgage note payable	22.3	22.5
Capital lease obligations	12.9	16.2

Total long-term debt	649.4	763.7
Less current portion of long-term debt	11.1	11.3

Long-term debt, net of current portion	$638.3	$752.4

     As discussed in Note 1, the Debtors emerged from Chapter 11 on June 3, 2003. In connection with the Debtors’ emergence on the Effective Date, HLI entered into a $550.0 million senior secured credit facility, which was subsequently amended on October 16, 2003 by Amendment No. 1 and Waiver to Credit Agreement, on February 6, 2004 by Amendment No. 2 and Waiver to the Credit Agreement, on May 6, 2004 by Amendment No. 3, on June 1, 2004 by Waiver to the Credit Agreement and on November 10, 2004 by Amendment No. 4, Waiver and Consent to Credit Agreement to, among other things, reduce the interest rate on the term loan portion of the senior secured credit facility by 100 basis points, (as amended, the “New Credit Facility”). The New Credit Facility consists of a $450.0 million six-year amortizing term loan (the “New Term Loan”) and a five-year $100.0 million revolving credit facility (the “Revolving Credit Facility”). In addition, HLI issued on the Effective Date an aggregate of $250.0 million principal amount of 10 1/2% senior notes due 2010 (the “New Senior Notes”). The proceeds from the initial $450.0 million of borrowings under the New Credit Facility and the net proceeds from the New Senior Notes were used to make payments required under the Plan of Reorganization, including the repayment of the Company’s DIP Facility and a payment of $477.3 million to certain prepetition lenders, to pay related transaction costs and to refinance certain debt.

     As of October 31, 2004, there were no outstanding borrowings and $18.7 million in letters of credit issued under the Revolving Credit Facility. The amount available to borrow under the Revolving Credit Facility at October 31, 2004 was approximately $81.3 million.

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

Note 9. Employee Benefit Plans

     The 2004 and 2003 amounts shown below reflect the defined benefit pension and other postretirement benefit expense for each period (dollars in millions):

	North American Plans
					International Plans
	Pension Benefits		Other Benefits		Pension Benefits
	Three	Three	Three	Three	Three	Three
	Months	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended	Ended
	October 31,	October 31,	October 31,	October 31,	October 31,	October 31,
	2004	2003	2004	2003	2004	2003
Service cost	$0.1	$0.1	$—	$—	$0.2	$0.5
Interest cost	2.8	2.8	2.7	2.9	1.9	1.9
Expected return on plan assets	(2.4)	(2.3)	—	—	0.1	0.1
Amortization of prior service cost	—	—	—	—	0.1	—
Amortization of net (gain)/loss	—	—	(0.3)	—	—	—

Net periodic benefit cost	$0.5	$0.6	$2.4	$2.9	$2.3	$2.5

	North American Plans						International Plans
	Pension Benefits			Other Benefits			Pension Benefits
	Successor		Predecessor	Successor		Predecessor	Successor		Predecessor
	Nine	Five	Four	Nine	Five	Four	Nine	Five	Four
	Months	Months	Months	Months	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	October 31,	October 31,	May 31,	October 31,	October 31,	May 31,	October 31,	October 31,	May 31,
	2004	2003	2003	2004	2003	2003	2004	2003	2003
Service cost	$0.2	$0.2	$0.2	$0.1	$—	$—	$0.6	$0.6	$0.3
Interest cost	8.4	4.6	3.9	9.2	4.9	4.0	5.8	3.2	2.3
Expected return on plan assets	(7.2)	(3.8)	(3.1)	—	—	—	0.2	0.1	—
Amortization of prior service cost	—	—	0.1	—	—	0.1	0.3	—	0.1
Amortization of net (gain)/loss	—	—	0.9	(0.6)	—	1.9	—	—	0.1

Net periodic benefit cost	$1.4	$1.0	$2.0	$8.7	$4.9	$6.0	$6.9	$3.9	$2.8

     During the first nine months of fiscal 2004 the Company contributed $5.0 million in cash to its North American pension plans and expects to contribute an additional $0.7 million during the fourth quarter of fiscal 2004.

     The Medicare Prescription Drug, Improvement and Modernization Act, which was signed into law on December 8, 2003, expanded Medicare to include, for the first time, coverage for prescription drugs. The Company sponsors retiree welfare programs and has determined that this legislation reduces the Company’s costs for some of these programs. In accordance with guidance from the FASB, the Company has adopted the provisions of FSP 106-2 in the third quarter of 2004 and has elected to recognize the effect of the subsidy retroactively. The reduction in interest costs related to the third quarter of fiscal 2004 was $0.2 million and the increased amortization of net gain for the same period was $0.2 million. The reduction in the Company’s accumulated postretirement benefit obligation was approximately $13.3 million.

Note 10. Loss Per Share

     No loss per share is presented for the Company as none of its outstanding common stock is publicly traded.

Note 11. Comprehensive Income (Loss)

     The components of comprehensive income (loss) are as follows (dollars in millions):

	Successor		Predecessor
	Nine Months	Five Months	Four Months
	Ended	Ended	Ended
	October 31,	October 31,	May 31,
	2004	2003	2003
Net income (loss)	$(22.2)	$(19.2)	$1,043.0
Currency translation adjustments	(12.4)	18.7	31.4
Elimination of Predecessor equity accounts under fresh start accounting	—	—	75.8
Reclassification adjustment for amount included in fresh start adjustment	—	—	(75.8)

Total comprehensive income (loss)	$(34.6)	$(0.5)	$1,074.4

Note 12. Taxes on Income

     Income tax expense was $3.7 million for the three months ended October 31, 2004, $14.3 million for the nine months ended October 31, 2004, $6.1 million for the Successor three months ended October 31, 2003, $8.7 million for the Successor five months ended October 31, 2003 and $60.3 million for the Predecessor four months ended May 31, 2003. The expense related to Successor periods was the result of tax related to operations in foreign jurisdictions as well as various states. The expense related to Predecessor periods was the result of recording deferred tax liabilities related to fresh start accounting adjustments in foreign jurisdictions, state taxes related to the merger between the Predecessor and HLI, and tax related to operations in foreign jurisdictions as well as various states. The income tax rate varies from the United States statutory income tax rate due primarily to losses in the United States without recognition of a corresponding income tax benefit.

     The Company has determined that a valuation allowance is required against all net deferred tax assets in the United States and certain deferred tax assets in foreign jurisdictions. As such, there was no United States federal income tax benefit recorded against current losses

     On October 22, 2004 The American Jobs Creation Act of 2004 (the Act) was signed into law by the President. This Act provides for a special one-time tax deduction of 85.0% of certain foreign earnings that are repatriated to a U.S. taxpayer, provided certain criteria are met. The Company has not yet completed its analysis of the impact of the Act mainly due to the lack of clarification on certain provisions within the Act. Once such clarification is provided, the Company anticipates completing the analysis in a timely manner. The potential amount considered for repatriation, if any, and the resulting income tax impact, have not been determined.

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

Note 14. Cumulative Adjustment

     In September 2004, an employee reported certain accounting irregularities at the Company’s facility in Cadillac, Michigan, which produces cast suspension components. An investigation was conducted by outside legal counsel under the direction of the Audit Committee. Based on that investigation, the Company determined that certain amounts had been improperly recorded as assets on the Company’s consolidated balance sheets rather than treated as expenses on the Company’s consolidated statements of operations, resulting in an understatement of the Company’s net loss in fiscal 2003 of approximately $0.9 million and no net change to the Company’s net loss in the first six months of fiscal 2004. Since the impact to the fiscal 2003 annual and quarterly reporting periods and fiscal 2004 first half financial statements was not material in any individual reporting period, the Company recorded a cumulative adjustment (additional expense) of approximately $0.9 million in the third quarter of 2004 to reflect the proper accounting treatment.

     The investigation conducted by outside legal counsel found that a former employee was responsible for the improper accounting entries at that Cadillac facility, which resulted in the financial impacts noted below. The Company terminated the employee responsible. The investigation found no evidence that there were similar issues at other facilities in the business unit.

     The expenses, properly recorded in the respective periods, would have impacted net loss during fiscal 2003 and first half 2004 as follows (dollars in millions):

Impact on
Interim Period	Net Loss
Predecessor
Three Months Ended April 30, 2003		$—
One Month Ended May 31, 2003	$	(0.1)
Four Months Ended May 31, 2003	$	(0.1)
Successor
Two Months Ended July 31, 2003	$	(0.4)
Three Months Ended October 31, 2003	$	(0.1)
Three Months Ended January 1, 2004		$(0.3)
Eight Months Ended January 1, 2004		$(0.8)

Impact on
Interim Period	Net Loss
Three Months Ended April 30, 2004	$0.1
Three Months Ended July 31, 2004	$(0.1)
Six Months Ended July 31, 2004	$—

Note 15. Segment Reporting

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

     The following tables present revenues and other financial information by business segment (dollars in millions):

	Successor
	Nine Months Ended October 31, 2004
	Automotive
	Wheels	Components	Other	Total
Net sales	$1,019.5	$532.1	$122.4	$1,674.0
Earnings (loss) from operations	46.7	(7.7)	3.9	42.9
Asset impairments and other restructuring charges	(5.8)	(0.4)	—	(6.2)
Total assets	1,656.6	545.9	88.7	2,291.2

	Successor
	Five Months Ended October 31, 2003
	Automotive
	Wheels	Components	Other	Total
Net sales	$509.4	$299.4	$50.4	$859.2
Earnings (loss) from operations	19.1	3.4	(6.2)	16.3
Asset impairments and other restructuring charges	(12.1)	(7.5)	—	(19.6)

	Predecessor
	Four Months Ended May 31, 2003
	Automotive
	Wheels	Components	Other	Total
Net sales	$403.5	$248.1	$38.2	$689.8
Earnings (loss) from operations	85.4	37.2	(72.1)	50.5
Asset impairments and other restructuring charges	(3.0)	(3.4)	—	(6.4)
Reorganization items	(0.1)	0.2	(45.1)	(45.0)
Fresh start adjustments	57.9	27.7	(22.5)	63.1
Extraordinary gain on debt discharge	81.1	58.3	937.3	1,076.7

	Successor
	As of January 31, 2004
	Automotive
	Wheels	Components	Other	Total
Total assets	$1,490.6	$542.4	$264.7	$2,297.7

Note 16. Condensed Consolidating Financial Statements

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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Successor Company
For the Nine Months Ended October 31, 2004
(Dollars in millions)

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
		(Unaudited)
Net sales	$2.3	$797.1	$895.6	$(21.0)	$1,674.0
Cost of goods sold	17.7	738.5	765.3	(21.0)	1,500.5

Gross profit (loss)	(15.4)	58.6	130.3	—	173.5
Marketing, general and administrative	(1.7)	68.2	56.7	—	123.2
Equity in (earnings) losses of subsidiaries and joint ventures	(12.8)	2.6	—	10.2	—
Asset impairments and other restructuring charges	(0.1)	5.3	1.0	—	6.2
Other expense (income), net	(1.5)	0.2	1.0	1.5	1.2

Earnings (loss) from operations	0.7	(17.7)	71.6	(11.7)	42.9
Interest (income) expense, net	17.6	0.2	21.3	—	39.1
Other non-operating (income) expense	0.6	—	0.4	—	1.0
Loss on early extinguishment of debt	12.2	—	—	—	12.2

Earnings (loss) before taxes on income and minority interest	(29.7)	(17.9)	49.9	(11.7)	(9.4)
Income tax provision	—	1.4	12.9	—	14.3

Earnings (loss) before minority interest	(29.7)	(19.3)	37.0	(11.7)	(23.7)

Minority interest	—	—	6.0	—	6.0

Net income (loss)	$(29.7)	$(19.3)	$31.0	$(11.7)	$(29.7)

\

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Successor Company
For the Five Months Ended October 31, 2003
(Dollars in millions)

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
		(Unaudited)
Net sales	$1.9	$463.0	$412.7	$(18.4)	$859.2
Cost of goods sold	8.4	419.0	351.5	(18.4)	760.5

Gross profit (loss)	(6.5)	44.0	61.2	—	98.7
Marketing, general and administrative	6.2	28.2	23.6	—	58.0
Equity in (earnings) losses of subsidiaries and joint ventures	16.1	1.0	—	(17.1)	—
Asset impairments and other restructuring charges	—	19.6	—	—	19.6
Other expense (income), net	0.3	(0.4)	4.9	—	4.8

Earnings (loss) from operations	(29.1)	(4.4)	32.7	17.1	16.3
Interest (income) expense, net	(7.6)	23.2	11.7	—	27.3

Earnings (loss) before subsidiary preferred stock dividends, taxes on income and minority interest	(21.5)	(27.6)	21.0	17.1	(11.0)
Subsidiary preferred stock dividends	0.3	—	—	—	0.3

Earnings (loss) before taxes on income and minority interest	(21.8)	(27.6)	21.0	17.1	(11.3)
Income tax provision	—	1.1	7.6	—	8.7

Earnings (loss) before minority interest	(21.8)	(28.7)	13.4	17.1	(20.0)
Minority interest	—	—	1.8	—	1.8

Net income (loss)	$(21.8)	$(28.7)	$11.6	$17.1	$(21.8)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Predecessor Company
For the Four Months Ended May 31, 2003
(Dollars in millions)

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
			(Unaudited)
Net sales	$61.0	$330.3	$307.0	$(8.5)	$689.8
Cost of goods sold	61.3	297.6	260.9	(8.5)	611.3

Gross profit (loss)	(0.3)	32.7	46.1	—	78.5
Marketing, general and administrative	5.5	19.1	18.5	(1.5)	41.6
Equity in (earnings) losses of subsidiaries and joint ventures	(132.1)	(7.9)	(0.1)	140.1	—
Asset impairments and other restructuring charges	0.3	4.9	1.2	—	6.4
Other expense (income), net	(0.3)	(1.4)	(1.0)	0.8	(1.9)
Fresh Start accounting adjustments	—	253.4	(316.5)	—	(63.1)
Reorganization items	13.3	31.7	—	—	45.0

Earnings (loss) from operations	113.0	(267.1)	344.0	(139.4)	50.5
Interest expense, net	2.8	16.4	3.5	—	22.7

Earnings (loss) before taxes on income, minority interest and extraordinary gain on debt discharge	110.2	(283.5)	340.5	(139.4)	27.8
Income tax provision	(0.3)	7.4	53.2	—	60.3

Earnings (loss) before minority interest and extraordinary gain on debt discharge	110.5	(290.9)	287.3	(139.4)	(32.5)
Minority interest	—	—	1.2	—	1.2

Earnings (loss) before extraordinary gain on debt discharge	110.5	(290.9)	286.1	(139.4)	(33.7)
Extraordinary gain on debt discharge	932.5	142.9	1.3	—	1,076.7

Net income (loss)	$1,043.0	$(148.0)	$287.4	$(139.4)	$1,043.0

CONDENSED CONSOLIDATING BALANCE SHEETS
Successor Company
As of October 31, 2004
(Dollars in millions)

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
		(Unaudited)
Cash and cash equivalents	$(19.8)	$—	$47.6	$—	$27.8
Receivables	0.1	150.3	227.1	—	377.5
Inventories	6.1	81.6	106.9	—	194.6
Prepaid expenses and other	4.9	8.9	4.8	—	18.6

Total current assets	(8.7)	240.8	386.4	—	618.5
Net property, plant and equipment	40.9	347.6	589.6	—	978.1
Goodwill and other assets	1,273.2	48.3	615.7	(1,242.6)	694.6

Total assets	$1,305.4	$636.7	$1,591.7	$(1,242.6)	$2,291.2

Bank borrowings and other notes	$—	$—	$3.9	$—	$3.9
Current portion of long-term debt	4.5	1.1	5.5	—	11.1
Accounts payable and accrued liabilities	76.2	92.9	228.3	—	397.4

Total current liabilities	80.7	94.0	237.7	—	412.4
Long-term debt, net of current portion	607.9	7.3	23.1	—	638.3
Pension and other long-term liabilities	262.3	0.4	254.5	—	517.2
Redeemable preferred stock of subsidiary	11.1	—	—	—	11.1
Minority interest	—	—	28.3	—	28.3
Parent loans	(340.5)	(10.5)	350.3	0.7	—
Additional paid-in capital	679.7	617.3	584.5	(1,201.8)	679.7
Retained earnings (accumulated deficit)	(77.3)	(72.0)	52.9	19.1	(77.3)
Accumulated other comprehensive loss	81.5	0.2	60.4	(60.6)	81.5

Total stockholders’ equity	683.9	545.5	697.8	(1,243.3)	683.9

Total liabilities and stockholder’s equity	$1,305.4	$636.7	$1,591.7	$(1,242.6)	$2,291.2

CONDENSED CONSOLIDATING BALANCE SHEETS
Successor Company
As of January 31, 2004
(Dollars in millions)

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
		(Unaudited)
Cash and cash equivalents	$(3.2)	$(0.6)	$52.3	$—	$48.5
Receivables	1.2	133.1	191.2	—	325.5
Inventories	5.7	86.5	97.1	—	189.3
Prepaid expenses and other	6.8	8.9	13.3	—	29.0

Total current assets	10.5	227.9	353.9	—	592.3
Net property, plant and equipment	36.6	355.5	574.4	—	966.5
Goodwill and other assets	1,339.4	83.3	618.9	(1,302.7)	738.9

Total assets	$1,386.5	$666.7	$1,547.2	$(1,302.7)	$2,297.7

Bank borrowings and other notes	$—	$—	$14.2	$—	$14.2
Current portion of long-term debt	4.5	—	6.8	—	11.3
Accounts payable and accrued liabilities	83.3	83.8	188.4	—	355.5

Total current liabilities	87.8	83.8	209.4		381.0
Long-term debt, net of current portion	714.3	8.4	29.7	—	752.4
Pension and other long-term liabilities	263.1	0.4	263.0	—	526.5
Redeemable preferred Stock of Subsidiary	10.5	—	—	—	10.5
Minority interest	—	—	23.2	—	23.2
Parent loans	(293.3)	(24.5)	315.4	2.4	—
Liabilities subject to compromise	—	—	—	—	—
Common stock	—	—	—	—	—
Additional paid-in capital	557.8	652.3	626.6	(1,278.9)	557.8
Retained earnings (accumulated deficit)	(47.6)	(53.5)	21.6	31.9	(47.6)
Accumulated other comprehensive income (loss)	93.9	(0.2)	58.3	(58.1)	93.9

Total stockholders’ equity	604.1	598.6	706.5	(1,305.1)	604.1

Total liabilities and stockholder’s equity	$1,386.5	$666.7	$1,547.2	$(1,302.7)	$2,297.7

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Successor Company
For the Nine Months Ended October 31, 2004
(Dollars in millions)

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
		(Unaudited)
Cash flows provided by (used for) operating activities	$(24.3)	$32.7	$93.8	$—	$102.2

Cash flows from investing activities:
Acquisition of property, plant, equipment, and tooling	(7.0)	(45.3)	(56.9)	—	(109.2)
Proceeds from sale of non-core businesses	0.5	0.1	—	—	0.6

Cash used for investing activities	(6.5)	(45.2)	(56.9)	—	(108.6)

Cash flows from financing activities:
Changes in bank borrowings and credit facility	—	—	2.8	—	2.8
Repayment of notes payable issued in connection with the purchase of businesses	—	—	(13.1)	—	(13.1)
Repayment of long term debt	(3.0)	—	(5.2)	—	(8.2)
Capital contribution	117.0	—	—	—	117.0
Redemption of New Senior Notes, net of discount and related fees	(96.7)	—	—	—	(96.7)
Prepayment of New Term Loan, net of related fees	(16.0)	—	—	—	(16.0)

Cash provided by (used for) financing activities	1.3	—	(15.5)	—	(14.2)
Increase (decrease) in parent loans and advances	12.9	13.1	(26.0)	—	—
Effect of exchange rates of cash and cash equivalents	—	—	(0.1)	—	(0.1)

Net increase (decrease) in cash and cash equivalents	(16.6)	0.6	(4.7)	—	(20.7)
Cash and cash equivalents at beginning of period	(3.2)	(0.6)	52.3	—	48.5

Cash and cash equivalents at end of period	$(19.8)	$—	$47.6	$—	$27.8

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Successor Company
For the Five Months Ended October 31, 2003
(Dollars in millions)

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
		(Unaudited)
Cash flows provided by (used for) operating activities	$(9.4)	$26.1	$37.8	$—	$54.5
Cash flows from investing activities:
Acquisition of property, plant, equipment, and tooling	(1.9)	(22.5)	(16.7)	—	(41.1)
Proceeds from sale of assets and businesses	0.2	0.1	0.5	—	0.8

Cash used for investing activities	(1.7)	(22.4)	(16.2)	—	(40.3)

Cash flows from financing activities:
Increase in bank borrowings, revolving facility and DIP facility	—	—	(11.9)	—	(11.9)
Repayment of Term Debt	—	—	(1.1)	—	(1.1)
Repayment of bank borrowings, revolving facility, and long term debt from refinancing	—	—	(74.0)	—	(74.0)

Cash used for financing activities	—	—	(87.0)	—	(87.0)
Increase (decrease) in parent loans and advances	(78.6)	(3.4)	82.0	—	—
Effect of exchange rates of cash and cash equivalents	—	—	2.7	—	2.7

Net increase (decrease) in cash and cash equivalents	(89.7)	0.3	19.3	—	(70.1)
Cash and cash equivalents at beginning of period	108.0	(0.3)	71.4	—	179.1

Cash and cash equivalents at end of period	$18.3	$—	$90.7	$—	$109.0

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Predecessor Company
For the Four Months Ended May 31, 2003
(Dollars in millions)

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
			(Unaudited)
Cash flows provided by (used for) operating activities	$(7.5)	$14.7	$23.9	$—	$31.1

Cash flows from investing activities:
Acquisition of property, plant, equipment, and tooling	(24.9)	(15.4)	(9.6)	—	(49.9)
Proceeds from sale of non-core Businesses	—	0.5	0.3	—	0.8

Cash used for investing activities	(24.9)	(14.9)	(9.3)	—	(49.1)

Cash flows from financing activities:
Changes in bank borrowings, credit facilities, DIP facility and other notes	(59.7)	(2.0)	—	—	(61.7)
Proceeds from debt issuance	678.9	—	—	—	678.9
Prepetition lenders’ payment	(477.3)	—	—	—	(477.3)
Payment to holders of Old Senior Notes	(13.0)	—	—	—	(13.0)

Cash provided by (used for) financing activities	128.9	(2.0)	—	—	126.9
Increase (decrease) in parent loans and advances	(1.9)	2.2	(0.3)	—	—
Effect of exchange rates of cash and cash equivalents	—	—	4.1	—	4.1

Net increase (decrease) in cash and cash equivalents	94.6	—	18.4	—	113.0
Cash and cash equivalents at beginning of period	13.3	—	52.8	—	66.1

Cash and cash equivalents at end of period	$107.9	$—	$71.2	$—	$179.1

Note 17. Subsequent Events

     On December 9, 2004 the Company established an accounts receivable securitization facility, which will provide up to $75.0 million in funding from commercial paper conduits sponsored by commercial lenders. The actual amount of funding available at any given time is based on availability of eligible receivables and other customary factors. Pursuant to the securitization facility, certain of the Company’s subsidiaries will sell trade accounts receivables to a non-consolidated Special Purpose Entity which resells the receivables to a Qualifying Special Purpose Entity which will then pledge the receivables to secure borrowings from commercial paper conduits. The securitization transactions will be accounted for as sales of the receivables under the provisions of SFAS No. 140 “Accounting Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and will be removed from the consolidated balance sheets. The proceeds received will be included in cash flows from operating activities in the consolidated statements of cash flows. Costs associated with the receivables facility will be recorded as other expense in the consolidated statements of operations. The Company expects to begin selling receivables pursuant to the securitization program during the fourth quarter of fiscal 2004.

     Also on December 9, 2004, the Company announced its plan to explore the potential divestiture of the Commercial Highway Hub and Drum business. This includes facilities in Berea, KY, Chattanooga, TN, and Mexico City, Mexico.

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

     Originally founded in 1908, the Company is a leading worldwide producer of aluminum and steel wheels for the light vehicle market. The Company is a leading provider of steel wheels for the commercial highway market and is also a leading supplier in the market for lightweight aluminum products, including suspension, brake and powertrain components. The Company is a leading supplier of the automotive wheels used by Original Equipment Manufacturers (“OEMs”) in North America and Europe. The Company has a global footprint with 43 facilities and one joint venture located in 14 countries around the world. The Company sells products to every major North American, Japanese and European manufacturer of passenger cars and light trucks, as well as commercial highway vehicle customers throughout the world.

     The Company has a sales and marketing organization of dedicated customer teams located in all major vehicle producing regions. The Company’s ability to support its customers globally is further enhanced by the Company’s broad global presence in terms of sales offices, manufacturing facilities and engineering/technical centers.

     Also on December 9, 2004, the Company announced its plan to explore the potential divestiture of the Commercial Highway Hub and Drum business. This includes facilities in Berea, KY, Chattanooga, TN, and Mexico City, Mexico.

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

     In fiscal 2003, the Company had net sales of $2.1 billion, with approximately 48% of the Company’s net sales for that period derived from international markets, and in the first nine months of fiscal 2004, the Company had sales of $1.7 billion, with approximately 50% of the Company’s net sales for that period derived from international markets. The Company had earnings from operations in fiscal 2003 of $62.0 million (which includes the impact of certain gains and expenses related to its emergence from Chapter 11 proceedings), and in the first nine months of fiscal 2004, the Company had earnings from operations of $42.9 million.

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

     Pursuant to the Plan of Reorganization and as a result of the Merger, all of the issued and outstanding shares of common stock, par value $.01 per share, of Old Hayes (the “Old Common Stock”), and any other outstanding equity securities of Old Hayes, including all options and warrants, were cancelled. The holders of the existing voting common stock of Old Hayes immediately before confirmation did not receive any voting shares of the emerging entity or any other consideration under the Plan of Reorganization as a result of their ownership interests of the Predecessor. This represented a complete change of control in the ownership of Old Hayes. Promptly following the Merger, HLI distributed to certain holders of allowed claims, under the terms of the Plan of Reorganization, an amount in cash, the New Common Stock, the Series A Warrants, the Series B Warrants and the Preferred Stock (as defined below). Prior to the Merger, the Old Common Stock was registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In reliance on Rule 12g-3(a) of the Exchange Act, by virtue of the status of New Hayes as a successor issuer to the Company, the New Common Stock is deemed registered under Section 12(g) of the Exchange Act. Old Hayes filed a Form 15 with the SEC to terminate the registration of the Old Common Stock under the Exchange Act.

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

     In connection with the Debtors’ emergence from Chapter 11, on the Effective Date, HLI entered into a $550.0 million senior secured credit facility, as amended by Amendment No. 1 and Waiver to Credit Agreement, dated October 16, 2003 and Amendment No. 2 and Waiver to the Credit Agreement dated February 6, 2004, by Amendment No. 3 dated May 6, 2004, by Waiver to the Credit Agreement dated June 1, 2004 and by Amendment No. 4, Waiver and Consent to Credit Agreement dated November 10, 2004 (as amended, the “New Credit Facility”). The New Credit Facility consists of a $450.0 million six-year amortizing term loan (the “New Term Loan”) and a five-year $100.0 million revolving credit facility (the “Revolving Credit Facility”). In addition, HLI issued on the Effective Date an aggregate of $250.0 million principal amount of 10 1/2% senior notes due 2010 (the “New Senior Notes”). The proceeds from the initial $450.0 million of borrowings under the New Credit Facility and the net proceeds from the New Senior Notes were used to make payments required under the Plan of Reorganization, including the repayment of Old Hayes’ DIP Facility and a payment of $477.3 million to certain prepetition lenders, to pay related transaction costs and to refinance certain debt.

Reorganization Items

     Reorganization items as reported in the consolidated statements of operations included herein are comprised of income, expense and loss items that were realized or incurred by the Debtors as a direct result of Old Hayes’ decision to reorganize under Chapter 11. During the four months ended May 31, 2003 reorganization items were as follows (dollars in millions):

Predecessor
Four Months
Ended
May 31,
2003
Critical employee retention plan provision	$11.7
Professional fees directly related to the Filings	30.8
Creditors’ Trust obligation	2.0
Other	0.5

Total	$45.0

     On May 30, 2002, the Bankruptcy Court entered an order approving, among other things, the critical employee retention plan (the “CERP”) filed with the Bankruptcy Court in February 2002 which was designed to compensate certain critical employees in order to assure their retention and availability during Old Hayes’ restructuring. The plan has two components which (i) rewarded critical employees who remained with Old Hayes (and certain affiliates of Old Hayes who are not directly involved in the restructuring) during and through the completion of the restructuring (the “Retention Bonus”) and (ii) provided additional incentives to a more limited group of the most senior critical employees if the enterprise value upon completing the restructuring exceeded an established baseline (the “Restructuring Performance Bonus”).

     Thirty-five percent, or approximately $3.0 million, of the Retention Bonus was paid on October 1, 2002. The remaining portion of the Retention Bonus of approximately $5.9 million was paid on June 13, 2003. Further, the Restructuring Performance Bonus provided under the CERP was paid after the consummation of the restructuring as discussed below.

     Based on Old Hayes’ compromise total enterprise value of $1,250.0 million as confirmed by the Bankruptcy Court, the aggregate amount of the Restructuring Performance Bonus is $12.1 million. Of the aggregate $12.1 million, approximately $6.0 million was paid in cash on July 1, 2003, and approximately $2.0 million was paid on August 28, 2003 as determined by the New Hayes’ Board of Directors. The remaining portion of the Restructuring Performance Bonus was paid in 215,935 shares of restricted units of New Hayes on July 28, 2003. Pursuant to provisions contained in the CERP, the restricted units will vest as follows, subject to the participant’s continued employment:

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

Three Months Ended October 31, 2004 Compared to Three Months Ended October 31, 2003

Net Sales

	Three Months Ended October 31,
	2004	2003	$ Change
		(millions)
Automotive Wheels	$344.3	$310.1	$34.2
Components	173.6	188.8	(15.2)
Other	38.3	32.0	6.3

Total	$556.2	$530.9	$25.3

     The Company’s net sales increased 4.8%, or $25.3 million, to $556.2 million in the third quarter of fiscal 2004 from $530.9 million in the third quarter of 2003. The Company acquired a controlling interest in its joint venture in Turkey during the fourth quarter of 2003, the consolidation of those sales in 2004 and increases in international volumes, increased net sales by $37 million. Foreign exchange rate fluctuations relative to the U.S. dollar were favorable during the third quarter of 2004, which increased sales by approximately $17 million. Partially offsetting these increases was a decrease of $28 million in North American volumes due to lower OEM production requirements.

     Net sales from the Company’s Automotive Wheels segment increased 11%, or $34.2 million to $344.3 million in the third quarter of fiscal 2004 from $310.1 million in the third quarter of 2003. The Company acquired a controlling interest in its joint venture in Turkey during the fourth quarter of 2003, the consolidation of those sales in 2004 and increases in international volumes, increased net sales by $33 million. Foreign exchange rate fluctuations relative to the U.S. dollar were favorable during the third quarter of 2004, which increased sales by approximately $15 million. The combination of pricing pressures caused by new competitors in foreign markets, such as China, and lower production requirements on existing OEM programs in North America reduced sales by approximately $14 million.

     Net sales from Components decreased 8.1%, or $15.2 million to $173.6 million in third quarter 2004 from $188.8 million in third quarter 2003. Components net sales decreased by approximately $18 million due to lower customer production requirements, unfavorable product mix and decreased unit pricing globally. Partially offsetting these decreases were favorable foreign exchange rate fluctuations of approximately $3 million and a slight increase in aluminum pass through pricing.

     Net sales from the Company’s Other segment increased 19.7%, or $6.3 million to $38.3 million during third quarter 2004 from $32.0 million during third quarter 2003. This increase was primarily due to higher volumes and favorable pricing in the Company’s commercial highway and aftermarket operations, as demand for Class 8 trucks and commercial highway trailers in North America increased year-over-year.

Earnings (loss) from operations

     The following tables present earnings (loss) from operations, as well as other information by segment (dollars in millions):

	Three Months Ended October 31, 2004
	Automotive
	Wheels	Components	Other	Total
Earnings (loss) from operations	$15.3	$(8.5)	$0.4	$7.2
Asset impairments and other restructuring charges:
Facility closure costs	$(0.7)	$—	$—	$(0.7)
Impairment of machinery, equipment and tooling	(0.7)	—	—	(0.7)
Severance and other restructuring costs	(0.9)	(0.6)	—	(1.5)

Total asset impairments and other restructuring charges:	$(2.3)	$(0.6)	$—	$(2.9)

	Three Months Ended October 31, 2003
	Automotive
	Wheels	Components	Other	Total
Earnings (loss) from operations	$10.6	$4.8	$(1.5)	$13.9
Asset impairments and other restructuring charges:
Impairment of manufacturing facilities	$—	$(0.8)	$—	$(0.8)
Impairment of machinery, equipment and tooling	(12.1)	(6.7)	—	(18.8)

Total asset impairments and other restructuring charges:	$(12.1)	$(7.5)	$—	$(19.6)

     The Company’s earnings from operations decreased $6.7 million in the third quarter of fiscal 2004 to $7.2 million from earnings of $13.9 million in the third quarter of fiscal 2003. Adjusted for the net impact of foreign exchange rate fluctuations relative to the U.S. dollar, the Company’s earnings from operations decreased approximately $8.3 million from fiscal 2003. Increased volumes abroad were offset by lower OEM production requirements in North America, lower unit pricing globally, and increased steel and iron prices.

     Earnings from operations at the Company’s Automotive Wheels operations increased $4.7 million in the third quarter of fiscal 2004 to $15.3 million compared to $10.6 million in the fiscal 2003. Increased volumes abroad, improved operating performance and the impact of consolidating earnings from the Company’s Turkey facility, in which controlling interest was acquired during the fourth quarter of fiscal 2003, increased earnings by approximately $5 million. Favorable fluctuations in foreign exchange rates relative to the U.S. dollar increased earnings approximately $2 million. Lower OEM production requirements in North America, increased steel pricing, an unfavorable product mix and lower unit pricing globally were some of the factors which negatively impacted earnings operations by approximately $12 million. During the third quarter of fiscal 2004, the Company’s Automotive Wheels segment recorded facility closure and severance costs of approximately $2.3 million primarily associated with the Company’s Howell, Michigan facility and the rationalization of its South African facility’s work force. During the third quarter of fiscal 2003, the Company recorded asset impairment losses of $12.1 million based on its most recent sales projections, which estimated that the future undiscounted cash flows from its La Mirada, California and Gainesville, Georgia manufacturing facilities would not be sufficient to recover the carrying value of the fixed assets at those facilities.

     Components earnings from operations decreased by $13.3 million in the third quarter of fiscal 2004 to a loss of $8.5 million compared to earnings of $4.8 million during the same period in fiscal 2003. Lower OEM production requirements, decreased unit pricing, unfavorable product mix and increased steel and iron prices decreased earnings from operations by approximately $16 million in the third quarter of fiscal 2004. Favorable international volumes and decreases in depreciation costs were offset by unfavorable operating performance and increased selling, administrative and engineering costs, which decreased earnings from operations approximately $5 million. In the third quarter of fiscal 2003, the Company recorded asset impairment losses of $7.5 million at its Wabash, Indiana facility based on its most recent sales projections, which estimated that the future undiscounted cash flows would not be sufficient to recover the carrying value of the fixed assets at that facility.

     Earnings from operations in the Company’s Other segment increased by $1.9 million in the third quarter of fiscal 2004 to $0.4 million from a loss of $1.5 million in the third quarter of 2003. The Company’s commercial highway and aftermarket operations experienced increased volumes, partially offset by an unfavorable product mix, which increased earnings by approximately $1 million. Also favorably impacting earnings was improved operating performance, partially offset by increased depreciation costs, which increased earnings by approximately $1 million.

Interest Expense, net

     Interest expense decreased 16.3%, or $2.4 million to $12.3 million for the third quarter of fiscal 2004 from $14.7 million for the third quarter of fiscal 2003. The decreased interest expense in the third quarter of 2004 was primarily due to an overall reduction in debt levels, primarily arising from debt redeemed as a result of the Company’s equity offering in February 2004. See Notes 1 and 8 to the consolidated financial statements included herein regarding the Company’s new capital structure.

Income Taxes

     Income tax expense was $3.7 million on pre-tax loss of $3.9 million and $6.1 million on pre-tax loss of $2.9 million for the third quarter of fiscal 2004 and fiscal 2003, respectively. The income tax rate varies from the United States statutory income tax rate of 35% due primarily to losses in the United States without recognition of a corresponding income tax benefit.

Net Loss

     Due to factors mentioned above, net loss increased $3.7 million, to $11.8 million in 2004 from $8.1 million in 2003.

Nine Months Ended October 31, 2004 Compared to Nine Months Ended October 31, 2003

Net Sales

	Nine Months Ended October 31,
	2004	2003	$ Change
		millions)
Automotive Wheels	$1,019.5	$912.9	$106.6
Components	532.1	547.5	(15.4)
Other	122.4	88.6	33.8

Total	$1,674.0	$1,549.0	$125.0

     The Company’s net sales increased 8.1%, or $125.0 to $1,674.0 million in the nine months ended October 31, 2004 from $1,549.0 million in the nine months ended October 31, 2003. After adjusting for the net impact of favorable exchange rate fluctuations relative to the U.S. dollar, net sales for the first nine months of 2004 improved 3.9% or approximately $60.9 million compared to the same period in 2003.

     Net sales from the Company’s Automotive Wheels segment increased $106.6 million from $912.9 million in the first nine months of fiscal 2003 to $1,019.5 million in the first nine months of fiscal 2004. Automotive Wheels net sales were favorably impacted by foreign exchange rate fluctuations relative to the U.S. dollar, which increased sales by approximately $56 million. The remaining increase in sales is primarily due to increased sales volumes in the Company’s international markets and the impact of consolidating sales from the Company’s facility in Turkey after having acquired a controlling interest in the facility during the fourth quarter of fiscal 2003. Additionally, sales increased slightly due to aluminum pass through pricing. These increases were partially offset by decreased unit pricing globally and an unfavorable product mix in North America.

     Net sales from Components decreased $15.4 million to $532.1 in the first nine months of fiscal 2004 from $547.5 million in the first nine months of 2003. The decrease in Components net sales was primarily due to lower customer production requirements and lower unit pricing globally, which was partially offset by a favorable product mix. The impact of favorable foreign exchange rate fluctuations increased net sales by approximately $9 million.

     Net sales from the Other segment increased $33.8 million from $88.6 million in the first nine months of 2003 to $122.4 in the first nine months of fiscal 2004. This increase was primarily due to higher volumes in the Company’s commercial highway and aftermarket operations, as demand for Class 8 trucks and commercial highway trailers in North America increased year-over-year.

Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items

     Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items is used as a non-GAAP measure of the Company’s profitability because it excludes fresh start accounting adjustments and reorganization items which do not represent normal operating performance of the Company as these items relate only to the Company’s Chapter 11 Filings and emergence. Earnings from operations excluding fresh start accounting adjustments and reorganization items is calculated as follows (dollars in millions):

	Nine Months
	Ended
	October 31,
	2004	2003
Earnings (loss) from operations	$42.9	$66.8
Excluding:
Fresh start accounting adjustments	—	(63.1)
Reorganization items	—	45.0

Earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items	$42.9	$48.7

     The following tables present earnings (loss) from operations excluding fresh start accounting adjustments and reorganization items, as well as other information by segment:

	Nine Months Ended October 31, 2004
	Automotive
	Wheels	Components	Other	Total
Earnings from operations	$46.7	$(7.7)	$3.9	$42.9
Asset impairments and other restructuring charges:
Facility closure costs	$(1.0)	$0.2	$—	$(0.8)
Impairment of machinery, equipment and tooling	(0.7)	—	—	(0.7)
Severance and other restructuring costs	(4.1)	(0.6)	—	(4.7)

Total asset impairments and other restructuring charges:	$(5.8)	$(0.4)	$—	$(6.2)

	Nine Months Ended October 31, 2003
	Automotive
	Wheels	Components	Other	Total
Earnings (loss) from operations excluding fresh start and reorganization items	$46.7	$12.7	$(10.7)	$48.7
Fresh start adjustments	57.9	27.7	(22.5)	63.1
Reorganization items	(0.1)	0.2	(45.1)	(45.0)
Asset impairments and other restructuring charges:
Impairment of manufacturing facilities	$(0.5)	$(0.9)	$—	$(1.4)
Impairment of machinery, equipment and tooling	(13.6)	(10.0)	—	(23.6)
Facility closure costs	(0.9)	—	—	(0.9)
Severance and other restructuring costs	(0.1)	—	—	(0.1)

Total asset impairments and other restructuring costs	$(15.1)	$(10.9)	$—	$(26.0)

     The Company’s earnings from operations excluding fresh start accounting adjustments and reorganization items decreased $5.8 million from $48.7 million in the first nine months of fiscal 2003 to $42.9 million in the first nine months of fiscal 2004. Adjusted for the net impact of foreign exchange rate fluctuations relative to the U.S. dollar, the Company’s earnings from operations excluding fresh start accounting adjustments and reorganization items decreased approximately $12 million from fiscal 2003. Decreased unit pricing, increased steel and iron prices, lower OEM production requirements, and an unfavorable product mix were partially offset by increased volumes abroad and improved operating performance.

     Earnings from operations excluding fresh start accounting adjustments and reorganization items at the Company’s Automotive Wheels operations remained flat between the first nine months of fiscal 2004 and the same period in 2003. During the first nine months of fiscal 2004, increased volumes abroad, improved operating performance and the impact of consolidating earnings from the Company’s Turkey facility, in which controlling interest was acquired during the fourth quarter of fiscal 2003, increased earnings by approximately $30 million. Favorable fluctuations in foreign exchange rates relative to the U.S. dollar increased earnings approximately $6 million, but were offset by an increase in depreciation and amortization of approximately $2 million, primarily related to the Company’s adoption of fresh start accounting upon emergence from Chapter 11. This was offset by lower OEM production requirements in North America, increased steel pricing, various customer satisfaction issues and lower unit pricing globally which decreased earnings from operations by approximately $38 million. During the first nine months of fiscal 2004, the Company’s Automotive Wheels segment recorded facility closure and severance costs of approximately $5.8 million primarily associated with the Company’s Howell, Michigan facility. During the first nine months of fiscal 2003, Automotive Wheels recorded asset impairment losses and restructuring charges of $15.1 million primarily related to its La Mirada, California and Gainesville, Georgia manufacturing facilities.

     Components earnings from operations excluding fresh start accounting adjustments and reorganization items decreased by $20.4 million in the first nine months of fiscal 2004 compared to the same period in fiscal 2003. During the first nine months of 2004, earnings were negatively impacted approximately $27 million by decreased unit pricing, increased steel and iron prices, lower OEM production requirements, and an unfavorable product mix. Increased selling, administrative and engineering costs were partially offset by improved operating performance and increased international production requirements, which decreased earnings from operations approximately $2 million. Also, during the first nine months of fiscal 2004 the Components segment recorded $0.4 million in asset impairments and other restructuring charges while in 2003 $10.9 million was recorded at various facilities due to a change in management’s plan for the future use of idle machinery and equipment.

     Other income from operations excluding fresh start accounting adjustments and reorganization items increased $14.6 million from a loss of $10.7 million in fiscal 2003 to income of $3.9 million in fiscal 2004. The Company’s commercial highway and aftermarket operations experienced increased volumes and performance levels, partially offset by increased steel pricing, increased depreciation costs and an unfavorable product mix which increased earnings by approximately $12 million. Also during the first nine months of fiscal 2004 the Company’s North American pension and retiree medical costs declined approximately $5 million, due primarily to the Company’s implementation of fresh start accounting upon its emergence from Chapter 11 in 2003. This was offset by increased selling, administrative and engineering costs which negatively impacted earnings approximately $4 million.

Interest Expense, net

     Interest expense was $31.9 million for the first nine months of fiscal 2004 and $50.0 million for the same period of fiscal 2003. Interest expense amounts between the two periods are not comparable, due to the Company’s new capital structure established upon emergence from Chapter 11. See Notes 1 and 8 to the consolidated financial statements included herein regarding the Company’s new capital structure.

Income Taxes

     Income tax expense was $14.3 million on pre-tax loss of $1.9 and $69.0 million on pre-tax income of $19.1 million for the first nine months ended October 31, 2004 and 2003, respectively. Income tax expense between the two periods is not comparable due to the Company’s emergence from Chapter 11. The income tax rate varies from the United States statutory income tax rate of 35% due primarily to losses in the United States without recognition of a corresponding income tax benefit.

Net Income (Loss)

     Due to the factors mentioned above, net income decreased $1,050.9 million, to a net loss of $29.7 million in 2004 from net income of $1,021.2 million in 2003.

     The net income for the nine months ended October 31, 2003 includes an extraordinary gain on discharge of debt of $1,076.7 million realized upon emergence from Chapter 11.

Liquidity and Capital Resources

Cash Flows

     Operating Activities: The Company’s cash flows provided by operations increased $16.6 million to $102.2 million in the first nine months of fiscal 2004 from $85.6 million in the first nine months of fiscal 2003. This improvement resulted primarily from lower payments related to the Company’s Chapter 11 filings, which was partially offset by increased trade receivables due to higher sales and the discontinuance of accelerated payment programs in which the Company participated and payments made under the Company’s short term incentive programs in fiscal 2004.

     Investing Activities: Cash used for investing activities increased by $19.2 million to $108.6 million in the first nine months of fiscal 2004 from $89.4 million in the first nine months of fiscal 2003.

     Capital expenditures for the first nine months of fiscal 2004 were $109.2 million. These expenditures were primarily for additional machinery and equipment to improve productivity and reduce costs, to meet demand for new vehicle platforms and to meet expected requirements for the Company’s products. The Company anticipates capital expenditures for fiscal 2004 will be approximately $150 million primarily relating to meeting demand for new vehicle platforms and supporting maintenance and cost reduction programs, including approximately $13 million for renovation and expansion of its aluminum wheel plant located in Chihuahua, Mexico.

     Financing Activities: Cash used for financing activities increased by $54.1 million during the first nine months of fiscal 2004 compared with the first nine months of fiscal 2003.

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

     During the first nine months of fiscal 2004, the Company also repaid in full $13.1 million of notes payable issued in conjunction with the purchases of its Chihuahua, Mexico and Manisa, Turkey facilities.

Sources of Liquidity

     The principal sources of liquidity for the Company’s future operating, capital expenditure, facility closure, restructuring and reorganization requirements are expected to be (i) cash flows from operations, (ii) proceeds from the sale of non-core assets and businesses, (iii) cash and cash equivalents on hand, (iv) proceeds related to the Company’s new $75.0 million trade receivable securitization program, and (v) borrowings under the $100.0 million revolving credit facility under the New Credit Facility. While the Company expects that such sources will meet these requirements, there can be no assurances that such sources will prove to be sufficient, in part, due to inherent uncertainties about applicable future capital market conditions.

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

Other Liquidity Matters

     During the third quarter of fiscal 2004, two of the Company’s OEM customers notified the Company of the discontinuance of accelerated payment programs in which the Company participated. The termination of these programs negatively impacted cash flow during this quarter by approximately $12.0 million and is expected to negatively impact future cash flow through March 2005 by an additional $25.0 million. The Company’s newly established securitization program is intended to offset the negative impact associated with the loss of these programs.

     On November 13, 2003, the Company acquired an additional 35% ownership interest in its Turkish joint venture for $15.0 million in cash of which $1.1 million was paid in the first quarter of fiscal 2004. As a result of this acquisition, the Company owns 60% of the subsidiary, Hayes Lemmerz Jantas Jant Sanayi ve Ticaret A.S., which became a consolidated subsidiary of the Company beginning in the fourth quarter of fiscal 2003. As part of this transaction, the Company sold an approximate 7.8% interest in another Turkish subsidiary, Hayes Lemmerz Inci Jant Sanayi A.S., for $2.4 million. This sale reduced the Company’s holdings in Hayes Lemmerz Inci Jant Sanayi A.S. to 60%.

     On June 3, 2003, in connection with the Company’s emergence from Chapter 11, HLI entered into the $550.0 million New Credit Facility, consisting of the $450.0 million New Term Loan and the $100.0 million Revolving Credit Facility. HLI also issued an aggregate of $250.0 million New Senior Notes, which was subsequently reduced to $161.7 million, net of a discount of $0.8 million. The Company and substantially all of its material direct and indirect domestic subsidiaries have guaranteed HLI’s obligations under the New Credit Facility, and the Company and substantially all of its domestic subsidiaries have guaranteed HLI’s obligations under the New Senior Notes. The proceeds from the initial $450.0 million of borrowings under the New Credit Facility and the net proceeds from the New Senior Notes were used to make payments required under the Plan of Reorganization. At October 31, 2004 and December 9, 2004, there were no outstanding borrowings with $18.7 million and $20.2 million, respectively, in letters of credit issued under the Revolving Credit Facility. The amount available to borrow under the Revolving Credit Facility at October 31, 2004 and December 9, 2004 was approximately $81.3 million and $79.8 million, respectively.

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

Credit Ratings

	S&P	Moody’s
Corporate and Bank Debt rating	BB–	Ba3
Senior Note rating	B+	B1

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

     The Company’s net sales are continually affected by pressure from its major customers to reduce prices. The Company’s emphasis on reduction of production costs, increased productivity and improvement of production facilities has enabled the Company to respond to this pressure. However, there is no guarantee that the Company will be as successful at this in the future.

     The Company expects to launch new business of approximately $130.0 million, $30.0 million and $140.0 million (in aggregate approximately $130.0 million, $180.0 million and $300.0 million) in revenue in fiscal 2006, 2007, and 2008, respectively. These revenue estimates are incremental to its full year fiscal 2004 outlook. The Company calculates these amounts by estimating awarded new and conquest business, as well as expected follow-on business that the Company currently supplies. These amounts are decreased by estimated reductions in sales resulting from any platforms that are expected to balance out and for which the Company is not expected to receive the follow-on reward.

Steel Supply

     Global spot market steel prices have significantly increased during 2003 and into 2004. Factors leading to the higher prices include the increasing demand for steel in China, industry consolidation and rising raw material costs. In response to the increasing cost of raw materials, a number of steel suppliers have implemented surcharges on existing fixed price contracts. Without the surcharge some suppliers claim they will be unable to provide adequate supplies of steel. In addition, some of the Company’s suppliers have sought, and others may seek in the future, bankruptcy relief which could affect the availability or price of steel. These factors could negatively impact the Company’s results of operations as it may be unable to compel suppliers to comply with existing contracts or to source adequate supplies of steel. The Company believes it can partially offset the impact of cost increases through higher scrap sales recoveries and by passing some of these costs through to certain of its customers. The full impact of steel prices is uncertain given the volatility in the spot steel market. However, the Company anticipates the net impact to reduce earnings by approximately $20.0 million in fiscal 2004.

Interest Rate and Foreign Exchange Rate Fluctuations

     A portion of the Company’s debt, including its borrowings under the New Credit Facility, bears interest at variable rates. Any increase in the interest rates on the Company’s debt will reduce funds available to it for its operations and future business opportunities.

     Due to the increase in the Company’s operations outside the United States, the Company has experienced increased foreign currency exchange gains and losses in the ordinary course of business. As a result, fluctuations in the exchange rate between the U.S. dollar, the euro and the currencies of other countries in which the Company conducts its business, may have a material impact on its financial condition as cash flows generated in other currencies will be used, in part, to service its dollar-denominated debt. This could result in an increase in the Company’s overall leverage and could result in less cash flow available for debt repayment should the U.S. dollar appreciate significantly versus other currencies in which significant cash flows are generated.

     In addition, fluctuations in foreign currency exchange rates may affect the value of the Company’s foreign assets and liabilities as reported in U.S. dollars, which in turn may adversely affect reported earnings and, accordingly, the comparability of period-to-period results of operations. Changes in currency exchange rates may affect the relative prices at which the Company and foreign competitors sell products in the same market. In addition, changes in the value of the relevant currencies may affect the cost of certain items required in its operations. There can be no assurance that fluctuations in interest rates or exchange rates will not have a material adverse effect on the Company’s financial condition or results of operations, or cause significant fluctuations in quarterly and annual results of operations.

Postretirement Benefits

     On December 8, 2003, President George W. Bush signed the Medicare Prescription Drug, Improvement and Modernization Act (the Act) into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law.

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

     In accordance with the provisions of FSP 106-2, the Company applied the accounting guidance of the pronouncement in the fiscal quarter ending October 31, 2004. As such, the accumulated postretirement benefit obligation (APBO) and the net periodic postretirement benefit cost reflect the effects of the Act as of and for the periods ended October 31, 2004.

Off Balance Sheet Arrangements

     On December 9, 2004 the Company established an accounts receivable securitization facility, which will provide up to $75.0 million in funding from commercial paper conduits sponsored by commercial lenders. The actual amount of funding available at any given time is based on availability of eligible receivables and other customary factors. Pursuant to the securitization facility, certain of the Company’s subsidiaries will sell trade accounts receivables to a non-consolidated Special Purpose Entity which resells the receivables to a Qualifying Special Purpose Entity which will then pledge the receivables to secure borrowings from commercial paper conduits. The securitization transactions will be accounted for as sales of the receivables under the provisions of SFAS No. 140 “Accounting Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and will be removed from the consolidated balance sheets. The proceeds received will be included in cash flows from operating activities in the consolidated statements of cash flows. Costs associated with the receivables facility will be recorded as other expense in the consolidated statements of operations. The Company expects to begin selling receivables pursuant to the securitization program during the fourth quarter of fiscal 2004.

Contractual Obligations

     The following table identifies the Company’s significant contractual obligations (dollars in millions):

	Payment Due by Period
	Less than	1-3	4-5	After
	1 Year	Years	Years	5 Years	Total
Long-term debt	$6.0	$14.2	$30.2	$586.1	$636.5
Redeemable preferred stock	—	—	—	11.1	11.1
Short-term borrowings	3.9	—	—	—	3.9
Capital lease obligations	5.1	7.7	0.1	—	12.9
Operating leases	16.2	21.9	11.5	0.3	49.9
Capital expenditures	30.8	—	—	—	30.8

Total obligations	$62.0	$43.8	$41.8	$597.5	$745.1

Other Cash Requirements

     The Company anticipates the following approximate significant cash requirements to be paid during the remainder of fiscal 2004 (dollars in millions):

Interest	$16.5
Taxes	10.0
Pension and other post-retirement benefits funding	1.5
Various customer satisfaction issues	4.5
Restructuring costs(1)	2.5

(1)	See Note 7 to the consolidated financial statements included herein for a discussion of restructuring and other closure costs.

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

Asset Impairment Losses and Other Restructuring Charges

     The Company’s consolidated statements of operations included herein reflect an element of operating expenses described as asset impairments and other restructuring charges. The Company periodically evaluates whether events and circumstances have occurred that indicate that the remaining useful life of any of its long lived assets may warrant revision or that the remaining balance might not be recoverable. When factors indicate that the long lived assets should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted cash flows generated by the underlying assets to determine if a write-down is required. If a write-down is required, the Company adjusts the book value of the impaired long-lived assets to their estimated fair values. Fair value is determined through third party appraisals or discounted cash flow calculations. The related charges are recorded as asset impairment or, in the case of certain exit costs in connection with a plant closure or restructuring, a restructuring or other charge in the consolidated statements of operations.

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

     The Company expects to incur approximately $11.1 million of pension expense and $9.6 million of retiree benefit expense in fiscal 2004.

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

     The Company tests goodwill for impairment as of November 1st of each fiscal year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as provided for in SFAS No. 142.

Allowance for Uncollectible Accounts

     The allowance for uncollectible accounts provides for losses believed to be inherent within the Company’s “Receivables,” (primarily trade receivables). Management evaluates both the creditworthiness of specific customers and the overall probability of losses based upon an analysis of the overall aging of receivables, past collection trends and general economic conditions. Management believes, based on its review, that the allowance for uncollectible accounts is adequate to cover potential losses. Actual results may vary as a result of unforeseen economic events and the impact those events could have on the Company’s customers.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     For the period ended October 31, 2004, the Company did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004.

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

Financial Systems Implementation

     The Company is currently in the process of upgrading its North American general ledger and financial computer systems, the first phase of which was completed in October 2004. The implementation is expected to further improve or otherwise enhance the Company’s Disclosure Controls and Procedures and Internal Controls.

Evaluation of Disclosure Controls and Procedures

     The Company maintains a disclosure committee reporting to the Chief Executive Officer of the Company to assist the Chief Executive Officer and Chief Financial Officer in fulfilling their responsibility in designing, establishing, maintaining and reviewing the Company’s Disclosure Controls and Procedures (the “Disclosure Committee”). The Disclosure Committee is currently chaired by the Company’s Chief Financial Officer and includes the Company’s General Counsel, Vice President of Human Resources and Administration, Corporate Controller – Operations, Treasurer, Assistant General Counsel, Manager of Financial Reporting and Governance, and Director of Internal Audit as its other members. As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer, along with the Disclosure Committee, evaluated the Company’s Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have concluded, subject to the limitations noted above, that the Disclosure Controls and Procedures are effective based on such evaluation.

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

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits

10.10	Amendment No. 4 dated as of November 10, 2004, by and among HLI Operating Company, Inc., as Borrower, Hayes Lemmerz International, Inc., the Lenders and Issuers listed therein, Citicorp North America, Inc., as Administrative Agent, Lehman Commercial Paper, Inc., as Syndication Agent, and General Electric Capital Corporation, as Documentation Agent*

31.1	Certification of Curtis J. Clawson, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Certification of Curtis J. Clawson, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed electronically herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HLI OPERATING COMPANY, INC.

/s/ JAMES A. YOST

James A. Yost Vice President, Finance, and Chief Financial Officer

December 15, 2004

HLI OPERATING COMPANY, INC.

10-Q EXHIBIT INDEX

(a) Exhibits

10.12	Amendment No. 4 dated as of November 10, 2004, by and among HLI Operating Company, Inc., as Borrower, Hayes Lemmerz International, Inc,. the Lenders and Issuers listed therein, Citicorp North America, Inc., as Administrative Agent, Lehman Commercial Paper, Inc., as Syndication Agent, and General Electric Capital Corporation, as Documentation Agent*

31.1	Certification of Curtis J. Clawson, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Certification of Curtis J. Clawson, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith.