Form 10-Q
period 2005-10-31
HLI OPERATING CO INC
filed 2005-12-12
CIK 1257296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 333-107539

HLI Operating Company, Inc.
(Exact name of registrant as specified in its charter)

Delaware	30-0167742
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15300 Centennial Drive Northville, Michigan	48168
(Address of principal executive offices)	(Zip Code)
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
      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Act subsequent to the distributions of securities under a plan confirmed by a court.     Yes ☑          No ☐
      As of December 7, 2005, the number of shares of common stock outstanding of HLI Operating Company, Inc., was 590,000 shares.

HLI OPERATING COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q
      Unless otherwise indicated, references to the “Company” mean HLI Operating Company, Inc., and its subsidiaries, and references to a fiscal year means the Company’s year commencing on February 1 of that year and ending January 31 of the following year (e.g., fiscal 2005 means the period beginning February 1, 2005, and ending January 31, 2006). This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, and business of the Company. All statements other than statements of historical fact made in this Quarterly Report are forward-looking. Such forward-looking statements include, among others, those statements including the words “expect”, “anticipate”, “intend”, “believe” and similar language. These forward looking statements involve certain risks and uncertainties. The Company’s actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others: (1) competitive pressure in the Company’s industry; (2) fluctuations in the price of steel, aluminum and other raw materials; (3) changes in general economic conditions; (4) the Company’s dependence on the automotive industry (which has historically been cyclical) and on a small number of major customers for the majority of its sales; (5) pricing pressure from automotive industry customers and the potential for re-sourcing of business to lower-cost providers overseas; (6) changes in the financial markets or the Company’s debt ratings affecting the Company’s financial structure and the Company’s cost of capital and borrowed money; (7) the uncertainties inherent in international operations and foreign currency fluctuations; (8) the Company’s ability to divest non-core assets and businesses; and (9) the risks described in our most recent Annual Report on Form 10-K. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company has no duty under the Private Securities Litigation Reform Act of 1995 to update the forward looking statements in this Quarterly Report on Form 10-Q and the Company does not intend to provide such updates.

Item 1.	Financial Statements
HLI OPERATING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,

	2005	2004	2005	2004

	(Dollars in millions)
Net sales	$604.0	$545.9	$1,749.2	$1,612.6
Cost of goods sold	548.7	491.7	1,600.5	1,442.6

Gross profit	55.3	54.2	148.7	170.0
Marketing, general, and administrative	37.5	38.2	123.0	116.3
Asset impairments and other restructuring charges	3.8	2.9	37.6	6.2
Other (income) expense, net	(2.8)	0.1	6.8	(0.5)

Earnings (loss) from operations	16.8	13.0	(18.7)	48.0
Interest expense, net	18.4	11.9	49.7	39.2
Other non-operating expense	0.2	1.0	0.6	1.2
Loss on early extinguishment of debt	—	—	—	12.2

Earnings (loss) from continuing operations before taxes, minority interest, and cumulative effect of change in accounting principle	(1.8)	0.1	(69.0)	(4.6)
Income tax expense	10.2	5.2	18.8	15.9

Loss from continuing operations before minority interest and cumulative effect of change in accounting principle	(12.0)	(5.1)	(87.8)	(20.5)
Minority interest	2.4	2.2	7.5	6.0

Loss from continuing operations before cumulative effect of change in accounting principle	(14.4)	(7.3)	(95.3)	(26.5)
(Income) loss from discontinued operations, net of tax of $0.4, $0.4, $0.8, and $0.4 in the three and nine months ended October 31, 2005 and 2004, respectively	(0.8)	0.3	(3.5)	(2.4)
Cumulative effect of change in accounting principle, net of tax of $0.8	—	—	—	(2.6)

Net loss	$(13.6)	$(7.6)	$(91.8)	$(21.5)

See accompanying notes to consolidated financial statements.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 31,	January 31,
	2005	2005

	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$86.6	$34.9
Receivables	274.2	226.8
Other receivables	118.8	77.0
Inventories	178.3	205.0
Prepaid expenses and other current assets	17.3	21.4
Assets held for sale	38.9	30.4

Total current assets	714.1	595.5
Property, plant, and equipment, net	878.4	971.1
Goodwill	382.2	417.9
Intangible assets, net	209.9	233.3
Assets held for sale	25.5	29.3
Other assets	62.2	54.9

Total assets	$2,272.3	$2,302.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and other notes	$24.6	$0.6
Current portion of long-term debt	19.3	10.5
Accounts payable and accrued liabilities	405.9	394.7
Liabilities held for sale	17.0	10.6

Total current liabilities	466.8	416.4
Long-term debt, net of current portion	729.6	631.1
Pension and other long-term liabilities	480.2	506.5
Liabilities held for sale	1.5	1.2
Redeemable preferred stock of subsidiary	11.9	11.3
Minority interest	32.7	33.7
Stockholders’ equity:
Common stock, par value $0.01 per share:
600,000 shares authorized; 590,000 issued and outstanding at October 31, 2005 and January 31, 2005	—	—
Additional paid in capital	685.2	680.3
Accumulated deficit	(209.4)	(117.6)
Accumulated other comprehensive income	73.8	139.1

Total stockholders’ equity	549.6	701.8

Total liabilities and stockholders’ equity	$2,272.3	$2,302.0

See accompanying notes to consolidated financial statements.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	October 31,

	2005	2004

	(Unaudited)
	(Dollars in millions)
Cash flows from operating activities:
Loss from continuing operations	$(95.3)	$(23.9)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used for) operating activities:
Depreciation and amortization	126.2	124.2
Amortization of deferred financing fees and accretion of discount	4.8	2.8
Change in deferred income taxes	(7.3)	(6.1)
Asset impairments	32.6	0.7
Minority interest	7.5	6.0
Preferred stock dividends accrued	0.6	0.6
Equity compensation expense	4.9	4.9
Loss on early extinguishment of debt	—	12.2
(Gain) loss on sale of assets	(1.3)	0.1
Changes in operating assets and liabilities that increase (decrease) cash flows:
Receivables	(63.1)	(57.4)
Other receivables	(41.7)	—
Inventories	16.0	0.1
Prepaid expenses and other	(3.3)	1.0
Accounts payable and accrued liabilities	12.7	25.2
Payments related to Chapter 11 Filings	(0.1)	(1.1)

Cash provided by (used for) operating activities	(6.8)	89.3

Cash flows from investing activities:
Purchase of property, plant, equipment, and tooling	(95.6)	(112.4)
Proceeds from sale of assets	18.5	0.7

Cash used for investing activities	(77.1)	(111.7)

Cash flows from financing activities:
Changes in bank borrowings and credit facilities	23.9	0.8
Net proceeds from issuance of common stock	—	—
Capital contribution	—	117.0
Redemption of Senior Notes, net of discount and related fees	—	(96.7)
Repayment of Term Loan B, net of related fees	(73.8)	(16.0)
Borrowings from Term Loan C	150.0	—
Borrowings (repayment) of long-term debt	33.7	(8.3)
Repayment of notes payable issued in connection with purchases of businesses	—	(13.1)

Cash provided by (used for) financing activities	133.8	(16.3)

Net cash provided by discontinued operations	2.5	4.5
Adjustment for the elimination of the one month lag	—	1.4
Effect of exchange rate changes on cash and cash equivalents	(0.7)	3.2

Increase (decrease) in cash and cash equivalents	51.7	(29.6)
Cash and cash equivalents at beginning of period	34.9	48.5

Cash and cash equivalents at end of period	$86.6	$18.9

Supplemental data:
Cash paid for interest	$37.5	$34.0
Cash paid for income taxes	$18.3	$15.7
See accompanying notes to consolidated financial statements.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

				Retained	Accumulated
				Earnings	Other
		Par	Paid in	(Accumulated	Comprehensive
	Shares	Value	Capital	Deficit)	Income	Total

	(Dollars in millions, except share amounts)
Balance at January 31, 2005	590,000	$—	$680.3	$(117.6)	$139.1	$701.8
Comprehensive income:
Net loss				(91.8)		(91.8)
Currency translation adjustment					(65.3)	(65.3)

Total comprehensive loss						(157.1)
Equity compensation expense			4.9			4.9

Balance at October 31, 2005	590,000	$—	$685.2	$(209.4)	$73.8	$549.6

See accompanying notes to consolidated financial statements.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nine Months Ended October 31, 2005 and 2004
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
      Originally founded in 1908, the Company is a leading worldwide producer of aluminum and steel wheels for the light vehicle market. The Company is also a leading provider of steel wheels for the commercial highway market. The Company is a leading supplier in the market for suspension, brake, and powertrain components. The Company has a global footprint with 39 facilities and one joint venture located in 14 countries around the world as of October 31, 2005. The Company sells its products to every major North American, Japanese, and European manufacturer of passenger cars and light trucks as well as commercial highway vehicle customers throughout the world. The Company’s ability to support its customers globally is further enhanced by the Company’s broad global presence in terms of sales offices, manufacturing facilities, and engineering/technical centers.

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
      Certain prior period amounts have been reclassified to conform to the current year presentation.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Inventories
      The major classes of inventory were as follows (dollars in millions):

	October 31,	January 31,
	2005	2005

Raw materials	$42.5	$53.4
Work-in-process	36.1	47.0
Finished goods	61.2	68.5
Spare parts and supplies	38.5	36.1

Total	$178.3	$205.0

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Assets and Liabilities Held for Sale
      Assets and liabilities held for sale as of October 31, 2005 and January 31, 2005 were as follows (dollars in millions):

	October 31,	January 31,
	2005	2005

Current Assets Held for Sale:
Buildings	$6.4	$7.7
Business	10.5	—
Discontinued operations	22.0	22.7

Total current assets held for sale	38.9	30.4
Noncurrent assets held for sale:
Discontinued operations	25.5	29.3

Total assets held for sale	$64.4	$59.7

Current liabilities held for sale:
Business	$7.8	$—
Discontinued operations	9.2	10.6

Total current liabilities held for sale	17.0	10.6
Long term liabilities held for sale:
Discontinued operations	1.5	1.2

Total liabilities held for sale	$18.5	$11.8

      As of October 31, 2005, the Company was actively marketing for sale its idle buildings in Howell, Michigan and Somerset, Kentucky. The Company expects to complete sales for each facility within the next fiscal year.
      The Cadillac, Michigan operation was recorded as a business held for sale as of October 31, 2005 and was subsequently sold on December 5, 2005.
      In the third quarter of 2005, the Company announced that its Commercial Highway Hub and Drum business (Hub and Drum) was expected to be sold within the next fiscal year and the operations were reclassified as discontinued and as an asset group held for sale as of October 31, 2005. (See Note 5, Discontinued Operations, for further discussion.)

Note 5.	Discontinued Operations
      In the third quarter of 2005, the Company announced that it had signed an agreement to sell its Commercial Highway Hub and Drum business and it was classified as discontinued operations and as an asset group held for sale as of October 31, 2005. The business was subsequently sold in November of 2005 for cash proceeds of $52.1 million. The Hub and Drum group was comprised of the Company’s operations in Berea, Kentucky; Chattanooga, Tennessee; and Mexico City, Mexico and was included in the Company’s Other segment. Net proceeds from the sale will be used to reduce the principal amount of the Company’s Term Loan B and a portion will be used to provide the Company with additional liquidity.
      The Hub and Drum business is now accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Lived Assets.” Accordingly, the operating results of the business were classified as discontinued operations and prior periods have been reclassified.
      The assets and liabilities of this business have been classified on the Condensed Consolidated Balance Sheet as assets and liabilities held for sale and consist of the following for the periods indicated (dollars in millions):

	October 31,	January 31,
	2005	2005

Receivables	$14.6	$14.6
Inventories	7.2	7.6
Prepaid expenses and other current assets	0.2	0.5
Property, plant and equipment, net	25.4	29.2
Other assets	0.1	0.1

Total assets held for sale	$47.5	$52.0

Accounts payable and accrued liabilities	$9.2	$10.6
Other long term liabilities	1.5	1.2

Total liabilities held for sale	$10.7	$11.8

      Operating results of the discontinued operations for the Hub and Drums business were as follows (dollars in millions):

	Three Months		Nine Months
	Ended		Ended
	October 31,		October 31,

	2005	2004	2005	2004

Net sales	$28.2	$24.5	$85.3	$83.9

Earnings before income tax expense	$1.2	$0.1	$4.3	$2.8
Income tax expense	0.4	0.4	0.8	0.4

Net income (loss)	$0.8	$(0.3)	$3.5	$2.4

Note 6.	Goodwill and Other Intangible Assets
      Goodwill and other intangible assets consist of the following (dollars in millions):

	October 31, 2005			January 31, 2005

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
Customer relationships	$160.4	$(19.2)	$141.2	$169.8	$(14.5)	$155.3
Customer contracts	3.0	(0.8)	2.2	3.0	(0.6)	2.4
Unpatented technology	41.3	(14.5)	26.8	41.1	(8.6)	32.5

	$204.7	$(34.5)	$170.2	$213.9	$(23.7)	$190.2

Non amortized intangible assets:
Tradenames	$39.7			$43.1
Goodwill	$382.2			$417.9

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company expects that ongoing amortization expense will approximate between $12 million and $15 million in each of the next five fiscal years.
      The changes in the net carrying amount of goodwill by segment are as follows (dollars in millions):

	Automotive
	Wheels	Components	Other	Total

Balance as of January 31, 2005	$417.9	$—	$—	$417.9
Effects of currency translation	(34.4)	—	—	(34.4)
Acquisitions and purchase accounting adjustments	(1.3)	—	—	(1.3)

Balance as of October 31, 2005	$382.2	$—	$—	$382.2

Note 7.	Bank Borrowings, Other Notes, and Long-Term Debt
      Bank borrowings and other notes of $24.6 million and $0.6 million at October 31, 2005 and January 31, 2005, respectively, consists primarily of short-term credit facilities of the Company’s foreign subsidiaries.
      On October 19, 2005 the Company established a German accounts receivable financing program with MHB Financial Services GmbH & Co. KG. The new facility, which was available immediately and fully drawn, provides up to €20 million in additional liquidity and helps diversify the Company’s funding sources. Proceeds of the program are expected to be used for general corporate purposes.
      Long-term debt consists of the following (dollars in millions):

	October 31,	January 31,
	2005	2005

Various foreign bank and government loans maturing through 2006, weighted average interest rates of 4.6% and 6.4% at October 31, 2005 and January 31, 2005, respectively	$16.7	$18.6
Term Loan B maturing 2009, weighted average interest rate of 7.2% and 6.2% at October 31, 2005 and January 31, 2005, respectively	353.4	427.3
Term Loan C maturing 2010, weighted average interest rate of 9.3% at October 31, 2005	150.0	—
10 1/2% Senior Notes due 2010, net of discount of $0.8 million at October 31, 2005 and January 31, 2005	161.7	161.7
Revolving Credit Facility, weighted average interest rate of 7.8% at October 31, 2005	30.0	—
Mortgage note payable	22.1	22.2
Capital lease obligations	15.0	11.8

	748.9	641.6
Less current portion of long-term debt	19.3	10.5

Long-term debt	$729.6	$631.1

Credit Facility
      On June 3, 2003, the Company entered into a $550 million senior secured credit facility (Credit Facility), which initially consisted of a $450 million six-year amortizing term loan (Term Loan B) and a five-year $100 million revolving credit facility (Revolving Credit Facility). The Term Loan B was made available to the Company in a single drawing on June 3, 2003, payable in quarterly installments equal to 0.25% of the principal amount outstanding with the remaining balance payable on June 3, 2009. The Revolving Credit Facility will be available until June 3, 2008, on which date all loans outstanding under the

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revolving Credit Facility will become due and payable. On November 16, 2005, the Company used a portion of the proceeds from the Hub and Drum sale to prepay approximately $19.9 million of the Term Loan B.
      On April 11, 2005, the Company amended and restated the Credit Facility to establish a new second lien $150 million term loan (Term Loan C), from which 50% of the net proceeds are to be used for general corporate purposes, with the remainder of the net proceeds used to repay a portion of the Term Loan B. Other amendments made at that time reduced the Company’s interest rate on the Term Loan B by 50 basis points, favorably modified the financial covenants, and allowed the Company to retain 50% of the net proceeds from the proposed divestiture of its Hub and Drum business for capital expenditures, among other things. The Term Loan C principal balance of $150 million is due on June 3, 2010.
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
      As of October 31, 2005 there was $30.0 million of outstanding borrowings and approximately $17.5 million in letters of credit issued under the Revolving Credit Facility. As of January 31, 2005, there were no outstanding borrowings and approximately $19.0 million, respectively, in letters of credit issued under the Revolving Credit Facility. The amount available to borrow under the Revolving Credit Facility at October 31, 2005 and January 31, 2005 was approximately $52.5 million and $81.0 million, respectively.

Senior Notes
      On June 3, 2003, the Company issued $250.0 million aggregate principal amount of 10 1/2% Senior Notes due 2010 (Old Senior Notes). On October 30, 2003, the Company commenced its offer to exchange up to $250.0 million aggregate principal amount of Old Senior Notes for a like principal amount of 10 1/2% Senior Notes due 2010 of the Company (Senior Notes). The exchange offer was registered under the Securities Act of 1933, as amended, to satisfy the Company obligations under the registration rights agreement entered into by the Company and the initial purchasers of the Old Senior Notes. On November 28, 2003, the Company completed its exchange offer. All of the $250.0 million aggregate principal amount of the outstanding Old Senior Notes were tendered and accepted for exchange. The Senior Notes will mature on June 15, 2010. Interest on the Senior Notes accrues at a rate of 10 1/2% per annum and is payable semi-annually in arrears on June 15 and December 15.
      The Senior Notes are senior, unsecured obligations of the Company and are effectively subordinated in right of payment to all existing and future secured debt of the Company to the extent of the value of the assets securing that debt, equal in right of payment with all existing and future senior debt of the Company and senior in right of payment to all subordinated debt of the Company.
      Except as set forth below, the Senior Notes will not be redeemable at the option of the Company prior to June 15, 2007. Starting on that date, the Company may redeem all or any portion of the Senior Notes, at once or over time, upon the terms and conditions set forth in the senior note indenture agreement (Indenture). At any time prior to June 15, 2007, the Company may redeem all or any portion of the Senior Notes, at once or over time, at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed, plus a specified “make-whole” premium. In addition, at any time and from time to time prior to June 15, 2006, the Company may redeem up to a maximum of 35% of the aggregate principal amount of the Senior Notes with the proceeds of one or more public equity offerings at a redemption price equal to 110.5% of the principal amount thereof, plus accrued and unpaid interest. (See Note 11, Common Stock Offering).

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

Early Repayment of Long-Term Debt
      On April 11, 2005, the Company used $72.7 million of the net proceeds from the Term Loan C to repay a portion of the Term Loan B. On November 16, 2005, the Company used a portion of the proceeds from the Hub and Drum sale to prepay approximately $19.9 million of the Term Loan B.
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
      HLI also used a portion of the primary stock offering proceeds to prepay $16.0 million, plus accrued and unpaid interest thereon, of its Term Loan B on February 12, 2004. Upon prepayment, HLI recognized a loss on early extinguishment of $0.4 million related to debt issuance costs on the prepaid portion of the Term Loan B. (See Note 11, Common Stock Offering).

Other Financing
      In addition to the Credit Facility and Senior Notes as described above, the Company had other debt financing of $53.8 million and $52.6 million as of October 31, 2005 and January 31, 2005, respectively. These included borrowings under various foreign debt facilities in an aggregate amount of $16.7 million and $18.6 million and a mortgage note payable of $22.1 million and $22.2 million as of October 31, 2005 and January 31, 2005, respectively. The Company also had capital lease obligations of $15.0 million and $11.8 million as of October 31, 2005 and January 31, 2005, respectively.

Note 8.	Pension Plans and Postretirement Benefits Other Than Pensions
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

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fiscal 2005 and fiscal 2004 amounts shown below present the Pension Benefits and Other Benefits expense for the three months and nine months ended October 31 for each year (dollars in millions):

	North American Plans				International Plans

	Pension Benefits		Other Benefits		Pension Benefits

	Three Months	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended	Ended
	October 31,	October 31,	October 31,	October 31,	October 31,	October 31,
	2005	2004	2005	2004	2005	2004

Service cost	$0.3	$0.1	$—	$—	$0.3	$0.2
Interest cost	2.6	2.8	2.7	2.7	1.9	1.9
Expected return on plan assets	(2.4)	(2.4)	—	—	—	0.1
Amortization of prior service cost	—	—	—	—	—	0.1
Amortization of net (gain)/loss	—	—	—	(0.3)	0.1	—

Net periodic benefit cost	$0.5	$0.5	$2.7	$2.4	$2.3	$2.3

	North American Plans				International Plans

	Pension Benefits		Other Benefits		Pension Benefits

	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	Ended	Ended
	October 31,	October 31,	October 31,	October 31,	October 31,	October 31,
	2005	2004	2005	2004	2005	2004

Service cost	$0.8	$0.2	$0.1	$0.1	$0.8	$0.6
Interest cost	8.0	8.4	8.0	8.1	5.9	5.8
Expected return on plan assets	(7.1)	(7.2)	—	—	0.1	0.2
Amortization of prior service cost	—	—	—	—	—	0.3
Amortization of net (gain)/loss	—	—	—	(0.9)	0.3	—

Net periodic benefit cost	$1.7	$1.4	$8.1	$7.3	$7.1	$6.9

      The Company contributed $27.8 million to its pension plans and health care and life insurance benefit plans during the first nine months of fiscal 2005 and expects to contribute an additional $9.6 million during the remainder of fiscal 2005.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Asset Impairments and Other Restructuring Charges
      Asset impairment losses and other restructuring charges for the three months and nine months ended October 31, 2005 and 2004 were as follows (dollars in millions):

	Three Months Ended October 31, 2005

	Automotive
	Wheels	Components	Other	Total

Facility closure costs	$1.5	$—	$—	$1.5
Impairment of machinery, equipment, and tooling	1.1	0.7	—	1.8
Severance and other restructuring costs	0.5	—	—	0.5

Total	$3.1	$0.7	$—	$3.8

	Three Months Ended October 31, 2004

	Automotive
	Wheels	Components	Other	Total

Facility closure costs	$0.7	$—	$—	$0.7
Impairment of machinery, equipment, and tooling	0.7	—	—	0.7
Severance and other restructuring costs	0.9	0.6	—	1.5

Total	$2.3	$0.6	$—	$2.9

	Nine Months Ended October 31, 2005

	Automotive
	Wheels	Components	Other	Total

Facility closure costs	$2.7	$—	$—	$2.7
Impairment of machinery, equipment, and tooling	1.8	30.7	—	32.5
Severance and other restructuring costs	2.4	—	—	2.4

Total	$6.9	$30.7	$—	$37.6

	Nine Months Ended October 31, 2004

	Automotive
	Wheels	Components	Other	Total

Facility closure costs	$1.0	$(0.2)	$—	$0.8
Impairment of machinery, equipment, and tooling	0.7	—	—	0.7
Severance and other restructuring costs	4.1	0.6	—	4.7

Total	$5.8	$0.4	$—	$6.2

Asset Impairment Losses and Other Restructuring Charges for the Three Months Ended October 31, 2005
      The Company recorded total asset impairment losses and other restructuring charges of $3.8 million for the three months ended October 31, 2005. The expense for the Automotive Wheels segment was $3.1 million, which consisted primarily of continuing facility closure costs related to the Howell, Michigan; La Mirada, California; Somerset, Kentucky; Bowling Green, Kentucky; and Campiglione, Italy facilities. In addition, the Manresa, Spain facility recorded additional severance expense related to ongoing headcount reduction efforts due to decreased production volumes. Additional impairments of $0.7 for the Cadillac, Michigan facility were

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
also recorded in the Components segment. The Cadillac, Michigan operation was recorded as an asset held for sale as of October 31, 2005 and was subsequently sold on December 5, 2005.

Asset Impairment Losses and Other Restructuring Charges for the Three Months Ended October 31, 2004
      The Company recorded total asset impairment losses and other restructuring charges of $2.9 million for the three months ended October 31, 2004. The expense for the Automotive Wheels segment was $2.3 million, which consisted primarily of continuing facility closure costs related to the Howell, Michigan and Bowling Green, Kentucky facilities. In addition, the Company recorded severance charges for its South African facility. The Components segment expense of $0.6 million was related to the rationalization of the Company’s international suspension operations.

Asset Impairment Losses and Other Restructuring Charges for the Nine Months Ended October 31, 2005
      The Company recorded total asset impairment losses and other restructuring charges of $37.6 million for the nine months ended October 31, 2005. The expense for the Automotive Wheels segment was $6.9 million, which consisted primarily of continuing facility closure costs related to the Howell, Michigan; La Mirada, California; Somerset, Kentucky; Bowling Green, Kentucky; and Campiglione, Italy facilities. In addition, the Manresa, Spain facility recorded severance expense related to headcount reduction efforts due to decreased production volumes. The Components segment reported expense of $30.7 million related to impairments for the Cadillac, Michigan facility based on declining profitability projections. The Cadillac, Michigan operation was recorded as an asset held for sale as of October 31, 2005 and was subsequently sold on December 5, 2005.

Asset Impairment Losses and Other Restructuring Charges for the Nine Months Ended October 31, 2004
      The Company recorded total asset impairment losses and other restructuring charges of $6.2 million for the nine months ended October 31, 2004. The expense for the Automotive Wheels segment was $5.8 million, which consisted primarily of continuing facility closure costs related to the Howell, Michigan and Bowling Green, Kentucky facilities. In addition, the Company recorded severance charges for its South African facility. The Components segment expense of $0.4 million was related to the rationalization of the Company’s international suspension operations of $0.6 million and a reversal of $0.2 million of facility closure costs that had previously been accrued.

Facility Exit Costs and Severance Accruals
      The following table describes the activity in the balance sheet accounts affected by severance and other facility exit costs during the nine months ended October 31, 2005 (dollars in millions):

		Accrual of	Cash
		Severance	Payments and
	January 31,	and Other	Effects of	October 31,
	2005	Restructuring	Foreign	2005
	Accrual	Charges	Currency	Accrual

Facility exit costs	$0.2	$2.7	$(2.6)	$0.3
Severance	0.7	2.4	(1.9)	1.2

	$0.9	$5.1	$(4.5)	$1.5

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Taxes on Income
      Income tax expense allocated to continuing operations for the three months and nine months ended October 31, 2005 and 2004 was as follows (dollars in millions):

	Three Months Ended October 31,

	2005		2004

	US	Foreign	US	Foreign

Pre-tax income (loss)	$(16.6)	$14.8	$(25.0)	$25.1
Income tax expense (benefit)	0.1	10.1	(0.2)	5.4

	Nine Months Ended October 31,

	2005		2004

	US	Foreign	US	Foreign

Pre-tax income (loss)	$(110.9)	$41.9	$(64.5)	$59.9
Income tax expense (benefit)	0.7	18.1	1.1	14.8
      The Company has determined that a valuation allowance is required against all net deferred tax assets in the United States and certain deferred tax assets in foreign jurisdictions. As such, there is no federal income tax benefit recorded against current losses incurred in the United States. Income tax expense for the third quarter of fiscal 2005 includes a charge of $1.9 million for the recognition of a valuation allowance against the deferred tax assets of Chihuahua, Mexico.
      The American Jobs Creation Act of 2004 (the Act) introduced legislation allowing companies the opportunity to receive a one-time deduction from taxable income for dividends paid to companies in the United States (the repatriation provisions). The Company has completed its evaluation of the impact of the

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
repatriation provisions and determined that it will not pay any dividends to United States companies pursuant to these provisions.

Note 11.	Common Stock Offering
      On February 11, 2004, HLI closed on a primary offering of 7,720,970 shares of its common stock, and a secondary offering of two million shares of its common stock. HLI used the net proceeds of the $117.0 million that it received from the primary offering to redeem $87.5 million aggregate principal amount, plus accrued and unpaid interest thereon, of the Company’s outstanding Senior Notes on March 12, 2004, to prepay $16.0 million, plus accrued and unpaid interest thereon, of its Term Loan B on February 12, 2004, and for general corporate purposes. (See Note 7, Bank Borrowings, Other Notes, and Long-Term Debt.)

Note 12.	Prior Period Accounting Errors
      In August 2005, the Company discovered several accounting errors that would have impacted the Company’s reported results for prior periods. The two most significant of these errors related to the amount of amortization of definite lived intangible assets following the application of fresh start accounting and to the amount of foreign withholding taxes recorded with respect to certain expatriate employees beginning in fiscal 2003. The accounting errors resulted in an understatement of the Company’s net loss of approximately $1.1 million in fiscal 2003, approximately $1.3 million in fiscal 2004 and approximately $0.7 million in the first quarter of fiscal 2005. Since the impact to the annual financial statements for fiscal 2003 and 2004 was not material, the Company recorded additional expense of approximately $3.1 million in the second quarter of fiscal 2005 to reflect the cumulative effect of the errors. The Company conducted an internal investigation into these errors and found no evidence of any intentional misstatements of these amounts.
      The accounting errors, if properly recorded in the respective periods, would have increased net loss during fiscal 2003, fiscal 2004 and the first quarter of fiscal 2005 as follows (dollars in millions, except per share amounts):

	Impact on	Impact on Basic and
Interim Period	Net Loss	Diluted Net Loss per Share

Predecessor
Three Months Ended April 30, 2003	$(0.3)
One Month Ended May 31, 2003	—

Four Months Ended May 31, 2003	$(0.3)

Successor
Two Months Ended July 31, 2003	$(0.2)	$(0.01)
Three Months Ended October 31, 2003	(0.3)	(0.01)
Three Months Ended January 31, 2004	(0.3)	(0.01)

Eight Months Ended January 31, 2004	$(0.8)	$(0.03)

Three Months Ended April 30, 2004	$(0.3)	$(0.01)
Three Months Ended July 31, 2004	(0.3)	(0.01)
Three Months Ended October 31, 2004	(0.3)	(0.01)
Three Months Ended January 31, 2005	(0.4)	(0.01)

Year Ended January 31, 2005	$(1.3)	$(0.04)

Three Months Ended April 30, 2005	$(0.7)	$(0.02)
Three Months Ended July 31, 2005	3.1	0.08

Six Months Ended July 31, 2005	$2.4	$0.06

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.	Segment Reporting
      The Company is organized based primarily on markets served and products produced. Under this organizational structure, the Company’s operating segments have been aggregated into three reportable segments: Automotive Wheels, Components, and Other. The Automotive Wheels segment includes results from the Company’s operations that primarily design and manufacture fabricated steel and cast aluminum wheels for original equipment manufacturers in the global passenger car, light vehicle, and heavy duty truck markets. The Components segment includes results from the Company’s operations that primarily design and manufacture suspension, brake, and powertrain components for original equipment manufacturers in the global passenger car and light vehicle markets. The Other segment includes financial results related to the corporate office and the elimination of certain intercompany activities as well as the assets held for sale related to its discontinued operations.
      In the third quarter of fiscal 2005, the Company’s Hubs and Drums operations, which were previously reported in the Other segment, were reclassified to discontinued operations and assets held for sale. Prior year amounts have been realigned due to this reclassification.
      Beginning February 1, 2005 the Company’s Akron facility, which was previously reported in the Other segment, is now reported in the Company’s Automotive Wheels segment consistent with management’s change in segment review based on product classifications. Prior year amounts have been realigned due to this reclassification.
      The following tables present revenues and other financial information by business segment (dollars in millions):

	Three Months Ended October 31, 2005

	Automotive
	Wheels	Components	Other	Total

Net sales	$423.3	$180.7	$—	$604.0
Asset impairments and other restructuring charges	3.1	0.7	—	3.8
Earnings (loss) from operations	22.2	(1.7)	(3.7)	16.8

	Three Months Ended October 31, 2004

	Automotive
	Wheels	Components	Other	Total

Net sales	$370.1	$175.8	$—	$545.9
Asset impairments and other restructuring charges	2.3	0.6	—	2.9
Earnings (loss) from operations	23.9	(7.8)	(3.1)	13.0

	Nine Months Ended October 31, 2005

	Automotive
	Wheels	Components	Other	Total

Net sales	$1,215.9	$533.3	$—	$1,749.2
Asset impairments and other restructuring charges	6.9	30.7	—	37.6
Earnings (loss) from operations	45.6	(43.3)	(21.0)	(18.7)

	Nine Months Ended October 31, 2004

	Automotive
	Wheels	Components	Other	Total

Net sales	$1,077.8	$534.8	$—	$1,612.6
Asset impairments and other restructuring charges	5.8	0.4	—	6.2
Earnings (loss) from operations	61.3	(6.8)	(6.5)	48.0

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of October 31, 2005

	Automotive
	Wheels	Components	Other	Total

Total assets	$1,397.4	$493.1	$381.8	$2,272.3

	As of January 31, 2005

	Automotive
	Wheels	Components	Other	Total

Total assets	$1,378.8	$541.4	$381.8	$2,302.0

Note 14.	Condensed Consolidating Financial Statements
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

Guarantor and Nonguarantor Financial Statements
      HLI, HLI Parent Company, Inc. (Parent), and substantially all of the Company’s domestic subsidiaries (collectively, the Guarantor Subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, the Senior Notes, Term Loan B, and Term Loan C. None of the Company’s foreign subsidiaries have guaranteed the Senior Notes, Term Loan B, or Term Loan C, nor have two of the Company’s domestic subsidiaries owned by foreign subsidiaries of the Company or two of the Company’s subsidiaries that are special purpose entities formed for the domestic accounts receivable securitization program (collectively, the Nonguarantor Subsidiaries). In lieu of providing separate unaudited financial statements for each of the Guarantors, the Company has included the unaudited supplemental guarantor condensed consolidating financial statements. Management does not believe that separate financial statements for each of the Guarantors are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantors are not presented.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Nine Months Ended October 31, 2005

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
	(Unaudited)
Net sales	$2.5	$726.7	$1,047.9	$(27.9)	$1,749.2
Cost of goods sold	15.8	694.7	917.9	(27.9)	1,600.5

Gross profit (loss)	(13.3)	32.0	130.0	—	148.7
Marketing, general, and administrative	3.0	61.9	58.1	—	123.0
Equity in (earnings) losses of subsidiaries and joint ventures	44.9	(2.6)	—	(42.3)	—
Asset impairments and other restructuring charges	1.2	35.2	1.2	—	37.6
Other (income) expense, net	1.2	(1.3)	6.9	—	6.8

Earnings (loss) from operations	(63.6)	(61.2)	63.8	42.3	(18.7)
Interest (income) expense, net	27.1	0.7	21.9	—	49.7
Other non-operating expense	0.6	—	—	—	0.6

Earnings (loss) from continuing operations before taxes on income and minority interest	(91.3)	(61.9)	41.9	42.3	(69.0)
Income tax expense	0.5	0.2	18.1	—	18.8

Earnings (loss) from continuing operations before minority interest	(91.8)	(62.1)	23.8	42.3	(87.8)
Minority interest	—	—	7.5	—	7.5

Earnings (loss) from continuing operations	(91.8)	(62.1)	16.3	42.3	(95.3)
(Income) from discontinued operations, net of tax	—	(2.4)	(1.1)	—	(3.5)

Net income (loss)	$(91.8)	$(59.7)	$17.4	$42.3	$(91.8)

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Nine Months Ended October 31, 2004

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
	(Unaudited)
Net sales	$2.3	$730.8	$900.5	$(21.0)	$1,612.6
Cost of goods sold	17.7	682.7	763.2	(21.0)	1,442.6

Gross profit (loss)	(15.4)	48.1	137.3	—	170.0
Marketing, general, and administrative	(1.7)	62.7	55.3	—	116.3
Equity in (earnings) losses of subsidiaries and joint ventures	(21.0)	2.6	—	18.4	—
Asset impairments and other restructuring charges	(0.1)	5.3	1.0	—	6.2
Other (income) expense, net	(1.5)	0.2	(0.7)	1.5	(0.5)

Earnings (loss) from operations	8.9	(22.7)	81.7	(19.9)	48.0
Interest (income) expense, net	17.6	0.4	21.2	—	39.2
Other non-operating expense	0.6	—	0.6	—	1.2
Loss on early extinguishment of debt	12.2	—	—	—	12.2

Earnings (loss) from continuing operations before taxes on income and minority interest	(21.5)	(23.1)	59.9	(19.9)	(4.6)
Income tax expense	—	1.1	14.8	—	15.9

Earnings (loss) from continuing operations before minority interest	(21.5)	(24.2)	45.1	(19.9)	(20.5)
Minority interest	—	—	6.0	—	6.0

Loss from continuing operations before cumulative effect of change in accounting principle	(21.5)	(24.2)	39.1	(19.9)	(26.5)
(Income) loss from discontinued operations, net of tax	—	(4.9)	2.5		(2.4)
Cumulative effect of change in accounting principle	—	—	(2.6)	—	(2.6)

Net income (loss)	$(21.5)	$(19.3)	$39.2	$(19.9)	$(21.5)

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEETS
As of October 31, 2005

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
	(Unaudited)
Cash and cash equivalents	$(1.3)	$0.1	$87.8	$—	$86.6
Receivables	(141.7)	154.4	261.5	—	274.2
Other receivables	118.8	—	—	—	118.8
Inventories	1.7	68.0	108.6	—	178.3
Prepaid expenses and other	5.8	5.2	6.3	—	17.3
Assets held for sale	2.1	30.4	6.4	—	38.9

Total current assets	(14.6)	258.1	470.6	—	714.1
Property, plant, and equipment, net	35.6	281.1	561.7	—	878.4
Goodwill and other assets	1,220.1	43.9	593.3	(1,203.0)	654.3
Assets held for sale	—	18.5	7.0	—	25.5

Total assets	$1,241.1	$601.6	$1,632.6	$(1,203.0)	$2,272.3

Bank borrowings and other notes	$—	$—	$24.6	$—	$24.6
Current portion of long-term debt	4.6	3.0	11.7	—	19.3
Accounts payable and accrued liabilities	71.1	85.0	249.8	—	405.9
Liabilities held for sale	—	15.8	1.2	—	17.0

Total current liabilities	75.7	103.8	287.3	—	466.8
Long-term debt, net of current portion	712.7	11.5	5.4	—	729.6
Pension and other long-term liabilities	238.3	(1.0)	242.9	—	480.2
Liabilities held for sale	—	1.7	(0.2)	—	1.5
Redeemable preferred stock	11.9	—	—	—	11.9
Minority interest	—	—	32.7	—	32.7
Parent loans	(347.1)	6.7	336.0	4.4	—
Common stock	—	—	—	—	—
Additional paid-in capital	685.2	633.8	588.5	(1,222.3)	685.2
Retained earnings (accumulated deficit)	(209.4)	(154.9)	79.6	75.3	(209.4)
Accumulated other comprehensive income (loss)	73.8	—	60.4	(60.4)	73.8

Total stockholders’ equity	549.6	478.9	728.5	(1,207.4)	549.6

Total liabilities and stockholder’s equity	$1,241.1	$601.6	$32.6	$(1,203.0)	$2,272.3

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEETS
As of January 31, 2005

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
	(Unaudited)
Cash and cash equivalents	$(9.3)	$(0.2)	$44.4	$—	$34.9
Receivables	(135.0)	140.2	221.6	—	226.8
Other receivables	77.0	—	—	—	77.0
Inventories	4.6	82.5	117.9	—	205.0
Prepaid expenses and other	8.2	7.6	5.6	—	21.4
Assets held for sale	3.2	22.1	5.1	—	30.4

Total current assets	(51.3)	252.2	394.6	—	595.5
Property, plant, and equipment, net	38.9	321.0	611.2	—	971.1
Goodwill and other assets	1,291.7	52.4	640.2	(1,278.2)	706.1
Assets held for sale	—	21.2	8.1	—	29.3

Total assets	$1,279.3	$646.8	$1,654.1	$(1,278.2)	$2,302.0

Bank borrowings and other notes	$—	$—	$0.6	$—	$0.6
Current portion of long-term debt	4.6	1.3	4.6	—	10.5
Accounts payable and accrued liabilities	76.1	80.3	238.3	—	394.7
Liabilities held for sale	—	8.3	2.3	—	10.6

Total current liabilities	80.7	89.9	245.8	—	416.4
Long-term debt, net of current portion	606.6	7.1	17.4	—	631.1
Pension and other long-term liabilities	251.9	(0.6)	255.2	—	506.5
Liabilities held for sale	—	1.0	0.2	—	1.2
Redeemable preferred stock	11.3	—	—	—	11.3
Minority interest	—	—	33.7	—	33.7
Parent loans	(373.0)	27.0	345.5	0.5	—
Common stock	—	—	—	—	—
Additional paid-in capital	680.3	617.4	588.0	(1,205.4)	680.3
Retained earnings (accumulated deficit)	(117.6)	(95.2)	62.2	33.0	(117.6)
Accumulated other comprehensive income (loss)	139.1	0.2	106.1	(106.3)	139.1

Total stockholders’ equity	701.8	522.4	756.3	(1,278.2)	701.8

Total liabilities and stockholder’s equity	$1,279.3	$646.8	$1,654.1	$(1,278.2)	$2,302.0

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended October 31, 2005

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
	(Unaudited)
Cash flows provided by (used for) operating activities	$(83.8)	$15.2	$61.8	$—	$(6.8)

Cash flows from investing activities:
Purchase of property, plant, equipment and tooling	(0.9)	(46.9)	(47.8)		(95.6)
Proceeds from disposal of assets and businesses	0.5	13.7	4.3		18.5

Cash used for investing activities	(0.4)	(33.2)	(43.5)	—	(77.1)

Cash flows from financing activities:
Changes in bank borrowings and credit facility	—	—	23.9		23.9
Repayment of Term Loan B, net of related fees	(73.8)	—	—		(73.8)
Borrowings from Term Loan C	150.0	—	—		150.0
Borrowings (repayment) of long term debt	29.9	6.3	(2.5)		33.7

Cash provided by financing activities	106.1	6.3	21.4	—	133.8

Increase (decrease) in parent loans and advances	(13.9)	6.0	7.9	—	—
Net cash provided by discontinued operations	—	6.0	(3.5)	—	2.5
Effect of exchange rates on cash and cash equivalents	—	—	(0.7)	—	(0.7)

Increase in cash and cash equivalents	8.0	0.3	43.4	—	51.7
Cash and cash equivalents at beginning of period	(9.3)	(0.2)	44.4	—	34.9

Cash and cash equivalents at end of period	$(1.3)	$0.1	$87.8	$—	$86.6

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended October 31, 2004

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total

	(Dollars in millions)
	(Unaudited)
Cash flows provided by (used for) operating activities	$(21.3)	$27.1	$83.5	$—	$89.3

Cash flows from investing activities:
Purchase of property, plant, equipment and tooling	(7.0)	(44.2)	(61.2)	—	(112.4)
Proceeds from sale of assets	0.5	(0.1)	0.3	—	0.7

Cash used for investing activities	(6.5)	(44.3)	(60.9)	—	(111.7)

Cash flows from financing activities:
Changes in bank borrowings and credit facility	—	—	0.8	—	0.8
Capital contribution	117.0	—	—	—	117.0
Proceeds from (redemption of) Senior Notes, net of discount and related fees	(96.7)	—	—	—	(96.7)
Proceeds from (redemption of) Term Loan, net of related fees	(16.0)	—	—	—	(16.0)
Repayment of long-term debt	(3.0)	—	(5.3)	—	(8.3)
Repayment of notes payable issued in connection with purchases of businesses	—	—	(13.1)	—	(13.1)

Cash provided by (used for) financing activities	1.3	—	(17.6)	—	(16.3)

Increase (decrease) in parent loans and advances	12.9	13.1	(26.0)	—	—
Net cash provided by discontinued operations	—	4.7	(0.2)	—	4.5
Adjustment for the elimination of the one month lag	—	—	1.4	—	1.4
Effect of exchange rates on cash and cash equivalents	—	—	3.2	—	3.2

Increase (decrease) in cash and cash equivalents	(13.6)	0.6	(16.6)	—	(29.6)
Cash and cash equivalents at beginning of period	(3.2)	(0.6)	52.3	—	48.5

Cash and cash equivalents at end of period	$(16.8)	$(0.0)	$35.7	$—	$18.9

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Subsequent Events
      On November 14, 2005 the Company closed on the sale of its Commercial Highway Hub and Drum business to Precision Partners Holding Company, which was previously announced on October 20, 2005. The Hub and Drum business includes the Company’s operations in Berea, Kentucky; Chattanooga, Tennessee; and in Mexico City, Mexico. This transaction does not include the Company’s Automotive Brake business that manufactures brake components for the passenger car and light truck market.
      On November 16, 2005, the Company used a portion of the proceeds from the Hub and Drum sale to prepay approximately $19.9 million of the Term Loan B. The remaining proceeds will be used to provide the Company with additional liquidity.
      On November 28, 2005 the Company announced that it has increased its ownership stake in its Turkish aluminum wheel joint venture, Jantas Aluminyum Jant Sanayi ve Ticaret A.S. (a.k.a. Jantas Aluminum Wheels), with operations in Manisa, Turkey. The Company and Inci Holding A.S., one of the other two original joint venture partners in Jantas Aluminum Wheels, acquired the 35 percent interest in the joint venture previously held by Cromodora Wheels S.p.A. As a result of the transactions, the Company increased its interest from 40 percent to 60 percent, while Inci Holding A.S. increased its share from 25 percent to 40 percent. The Company’s change in ownership percentage will cause the consolidation of this entity in the fourth quarter of fiscal 2005.
      On December 5, 2005 the Company closed on the sale of its Cadillac, Michigan iron foundry business.

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
      Originally founded in 1908, the Company is a leading worldwide producer of aluminum and steel wheels for the light vehicle market. The Company is also a leading provider of steel wheels for the commercial highway market. The Company is a leading supplier in the market for suspension, brake, and powertrain components. As of December 7, 2005, the Company has a global footprint with 36 facilities located in 14 countries around the world. The Company sells its products to every major North American, Japanese, and European manufacturer of passenger cars and light trucks as well as commercial highway vehicle customers throughout the world. The Company’s ability to support its customers globally is further enhanced by the Company’s broad global presence in terms of sales offices, manufacturing facilities, and engineering/technical centers.
      In the first nine months of fiscal 2005, the Company had net sales of $1.7 billion with approximately 56% derived from international markets. For the full year of fiscal 2004, the Company had sales of $2.2 billion with approximately 51% derived from international markets. The Company had a loss from operations in the first nine months of fiscal 2005 of $18.7 million and earnings from operations of $19.8 million for the full year of fiscal 2004.
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

Consolidated Results — Comparison of the Three Months Ended October 31, 2005 to the Three Months Ended October 31, 2004
      The Company’s net sales for the three months ended October 31, 2005 increased over the same period a year ago as a result of metal cost recovery programs across all segments, higher international volumes and favorable foreign exchange rates. These increases were partially offset by reduced OEM production in North America of vehicles incorporating the Company’s products. Earnings from operations were higher than in the same period a year ago, primarily due to increased productivity, asset sales and lower depreciation, which were partially offset by lower unit pricing globally.

      The following table presents selected information about the Company’s consolidated results of operations for the periods indicated (dollars in millions):

	Three Months Ended October 31,

	2005	2004	$ Change	% Change

Net sales:
Automotive Wheels	$423.3	$370.1	$53.2	14.4%
Components	180.7	175.8	4.9	2.8%

Total	$604.0	$545.9	$58.1	10.6%

Gross profit	$55.3	$54.2	$1.1	2.0%
Marketing, general, and administrative	37.5	38.2	(0.7)	(1.8)%
Asset impairments and other restructuring charges	3.8	2.9	0.9	31.0%
Other (income) expense, net	(2.8)	0.1	(2.9)

Earnings from operations	16.8	13.0	3.8	29.2%
Interest expense, net	18.4	11.9	6.5	54.6%
Other non-operating expense	0.2	1.0	(0.8)	(80.0)%
Income tax expense	10.2	5.2	5.0	96.2%
Minority interest	2.4	2.2	0.2	9.1%

Loss from continuing operations before cumulative effect of change in accounting principle	(14.4)	(7.3)	(7.1)
(Income) loss from discontinued operations, net of tax	(0.8)	0.3	(1.1)

Net loss	$(13.6)	$(7.6)	$(6.0)	78.9%

Sales
      The Company’s net sales increased 10.6% or $58.1 million to $604.0 million in the third quarter of fiscal 2005 from $545.9 million in the third quarter of fiscal 2004. Favorable foreign exchange rate fluctuations relative to the U.S. dollar increased sales by approximately $10 million. Also favorably impacting sales was the Company’s success in offsetting rising steel costs with customer cost recovery programs of approximately $42 million and an increase in international volumes of approximately $21 million. These increases to net sales were offset by decreased North American volumes due to lower OEM production requirements of approximately $11 million and $3 million in lower sales from the Company’s Equipment & Engineering business in Au Gres, Michigan, which was sold in June 2005.

Gross profit
      The Company’s gross profit increased 2.0% or $1.1 million in the third quarter of fiscal 2005 to $55.3 million from $54.2 million in the third quarter of fiscal 2004. The increase in gross profit is primarily attributed to improved operating performance across all segments of approximately $5 million, as well as lower depreciation expense of $3 million, primarily due to closed or impaired facilities. These increases were partially offset by the negative net impact of volumes, pricing and product mix of approximately $5 million, as well as higher energy costs of approximately $2 million.

Marketing, general, and administrative
      The Company’s marketing, general, and administrative expense decreased $0.7 million in the third quarter of fiscal 2005 to $37.5 million from $38.2 million. The decline is primarily attributed to lower corporate overhead costs.

Asset impairments and other restructuring Charges
      During the third quarter of fiscal 2005, the Company recorded facility closure and severance costs of $3.8 million. The Company recorded impairments at its closed facility in Somerset, Kentucky for $1.1 million and the Cadillac, Michigan facility for $0.7 million, to write down the book value of these facilities to their estimated fair value. The Company also recorded facility closure costs of $1.1 million for the La Mirada, California facility and $0.4 million for the Howell, Michigan facility. Severance costs of $0.5 million were also recorded during the third quarter of fiscal 2005, mainly related to the rationalization of the Company’s Manresa, Spain facility’s work force and the closure of the Company’s Campiglione, Italy facility.
      During the third quarter of fiscal 2004, the Company recorded facility closure and severance costs of approximately $2.3 million primarily associated with the Company“s Howell, Michigan facility and the rationalization of its South African facility’s workforce.

Interest expense, net
      Interest expense increased $6.5 million to $18.4 million for the third quarter of fiscal 2005 from $11.9 million for the third quarter of fiscal 2004. The increased interest expense in the third quarter of 2005 was primarily due to increased interest rates and, to a lesser extent, an overall increase in debt levels. See Note 7, “Bank Borrowings, Other Notes, and Long Term Debt” to the consolidated financial statements included herein regarding the Company’s debt structure.

Income taxes
      Income tax expense was $10.2 million for the third quarter of fiscal 2005 compared to $5.2 million for the third quarter of fiscal 2004. Income tax expense for the third quarter of fiscal 2005 includes a charge of $1.9 million for the recognition of a valuation allowance against the deferred tax assets of the Company’s Chihuahua, Mexico facility.
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

Discontinued operations
      In the third quarter of 2005, the Company announced that it had signed an agreement to sell its Commercial Highway Hub and Drum business (Hub and Drum) and it was classified as discontinued operations and as an asset group held for sale as of October 31, 2005. The business was subsequently sold in November of 2005 for cash proceeds of $52.1 million. The Hub and Drum group was comprised of the Company’s operations in Berea, Kentucky; Chattanooga, Tennessee; and Mexico City, Mexico and was included in the Company’s Other segment. The Company used $19.9 million of the proceeds from the sale to reduce the principal amount of the Company’s Term Loan B. The remaining net proceeds will be used to provide the Company with additional liquidity.
      The Hub and Drum business is now accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the operating results of the business were classified as discontinued operations and prior periods have been reclassified.

Net loss
      Due to factors mentioned above, net loss during the third quarter of fiscal 2005 was $13.6 million as compared to a net loss of $7.6 million in the third quarter of fiscal 2004.

Segment Results — Comparison of the Three Months Ended October 31, 2005 to the Three Months Ended October 31, 2004
      The Company is organized based primarily on markets served and products produced. Under this organizational structure, the Company’s operating segments have been aggregated into three reportable segments: Automotive Wheels, Components, and Other. The Automotive Wheels segment includes results from the Company’s operations that primarily design and manufacture fabricated steel and cast aluminum wheels for original equipment manufacturers in the global passenger car, light vehicle, and heavy duty truck markets. The Components segment includes results from the Company’s operations that primarily design and manufacture suspension, brake, and powertrain components for original equipment manufacturers in the global passenger car and light vehicle markets. The Other segment includes financial results related to the corporate office and the elimination of certain intercompany activities as well as the assets held for sale related to its discontinued operations.
      In the third quarter of fiscal 2005, the Company’s Hubs and Drums operations, which were previously reported in the Other segment, were reclassified to discontinued operations and assets held for sale. Prior year amounts have been realigned due to this reclassification.
      Beginning February 1, 2005 the Company’s Akron facility, which was previously reported in the Other segment, is now reported in the Company’s Automotive Wheels segment consistent with management’s change in segment review based on product classifications. Prior year amounts have been realigned due to this reclassification.

Automotive Wheels
      The following table presents net sales, earnings from operations, and other information for the Automotive Wheels segment for the periods indicated (dollars in millions):

	Three Months Ended October 31,

	2005	2004	$ Change

Net sales	$423.3	$370.1	$53.2
Asset impairments and other restructuring charges:
Facility closure costs	$1.5	$0.7	$0.8
Impairment of machinery, equipment, and tooling	1.1	0.7	0.4
Severance and other restructuring costs	0.5	0.9	(0.4)

Total asset impairments and other restructuring charges	$3.1	$2.3	$0.8

Earnings from operations	$22.2	$23.9	$(1.7)

Net sales
      Net sales from the Company’s Automotive Wheels segment increased 14.4% or $53.2 million to $423.3 million in the third quarter of fiscal 2005 from $370.1 million in the third quarter of fiscal 2004. Foreign exchange rate fluctuations relative to the U.S. dollar were favorable during the third quarter of fiscal 2005, which increased sales by approximately $11 million. Sales increased primarily due to the Company’s substantial success in negotiating steel cost recovery programs with customers and stronger volumes abroad. Partially offsetting these increases was the combination of lower unit pricing globally and slightly lower production requirements on existing OEM programs in North America.

Asset impairments and other restructuring charges
      During the third quarter of fiscal 2005, the Company recorded additional impairments and other restructuring charges of approximately $3.1 million. The Company recorded a charge of $1.1 million to write down the value of its closed facility in Somerset, Kentucky to reflect management’s estimate of fair value of the building. The Company also recorded facility closure costs of $1.1 million for the La Mirada, California facility and $0.4 for the Howell, Michigan facility. In addition, the Company recorded $0.5 million in severance related to the rationalization of its work force in Manresa, Spain and the closure of the Campiglione, Italy facility.

Earnings from operations
      Earnings from operations at the Company’s Automotive Wheels operations decreased $1.7 million in the third quarter of fiscal 2005 to $22.2 million compared to $23.9 million in the third quarter of fiscal 2004. The Wheels segment was impacted by increased pricing pressure globally, higher raw material, and energy costs. These negative impacts were partially offset by a gain associated with the sale of the Company’s La Mirada facility and its electronic brake controller business for aftermarket customers (Brake Controller Business).

Components
      The following table presents net sales, earnings from operations, and other information for the Components segment for periods indicated (dollars in millions):

	Three Months Ended October 31,

	2005	2004	$ Change

Net sales	$180.7	$175.8	$4.9
Asset impairments and other restructuring charges:
Facility closure costs	$—	$—	$—
Impairment of machinery, equipment, and tooling	0.7	—	0.7
Severance and other restructuring costs	—	0.6	(0.6)

Total asset impairments and other restructuring charges	$0.7	$0.6	$0.1

Loss from operations	$(1.7)	$(7.8)	$6.1

Net sales
      Net sales from Components increased 2.8% or $4.9 million to $180.7 million in the third quarter of fiscal 2005 from $175.8 million in the third quarter of fiscal 2004. Components net sales increased due to the Company’s substantial success in negotiating iron and steel cost recovery programs with customers, an increase in aluminum pass-through pricing, and a favorable product mix.

Asset impairments and other restructuring charges
      Based on revised profitability projections for the Company’s Cadillac, Michigan facility, additional asset impairment losses of $0.7 million were recorded to write down the book value of the facility to its estimated fair value. On December 5, 2005 the Company closed on the sale of its Cadillac, Michigan iron foundry business.

Earnings from operations
      Components loss from operations decreased $6.1 million to a loss of $1.7 million in the third quarter of fiscal 2005 compared to a loss of $7.8 million during the same period in fiscal 2004. The increase is primarily attributed to improved operating performance and steel and iron cost recovery programs, which were not in place during 2004 when this segment was impacted by rising scrap iron prices.

Other
      The following table presents loss from operations for the Other segment for the periods indicated (dollars in millions):

	Three Months Ended October 31,

	2005	2004	$ Change

Loss from operations	$(3.7)	$(3.1)	(0.6)

Earnings (loss) from operations
      Loss from operations in the Company’s Other segment was $3.7 million in the third quarter of fiscal 2005 compared to a loss from operations of $3.1 million in the third quarter of fiscal 2004. The increase is primarily attributed to higher corporate overhead costs.

Consolidated Results — Comparison of the Nine Months Ended October 31, 2005 to the Nine Months Ended October 31, 2004
      The following table presents selected information about the Company’s consolidated results of operations for the periods indicated (dollars in millions):

	Nine Months Ended October 31,

	2005	2004	$ Change	% Change

Net sales:
Automotive Wheels	$1,215.9	$1,077.8	$138.1	12.8%
Components	533.3	534.8	(1.5)	(0.3)%

Total	$1,749.2	$1,612.6	$136.6	8.5%

Gross profit	$148.7	$170.0	$(21.3)	(12.5)%
Marketing, general, and administrative	123.0	116.3	6.7	5.8%
Asset impairments and other restructuring charges	37.6	6.2	31.4
Other (income) expense, net	6.8	(0.5)	7.3

Earnings (loss) from operations	(18.7)	48.0	(66.7)	(139.0)%
Interest expense, net	49.7	39.2	10.5	26.8%
Other non-operating expense	0.6	1.2	(0.6)	(50.0)%
Loss on early extinguishment of debt	—	12.2	(12.2)	(100.0)%
Income tax expense	18.8	15.9	2.9	18.2%
Minority interest	7.5	6.0	1.5	25.0%

Loss from continuing operations before cumulative effect of change in accounting principle	(95.3)	(26.5)
Income from discontinued operations, net of tax	(3.5)	(2.4)	(1.1)	45.8%
Cumulative effect of change in accounting principle, net of tax	—	(2.6)	2.6	(100.0)%

Net loss	$(91.8)	$(21.5)	$(70.3)

Sales
      The Company’s net sales increased 8.5% or $136.6 million to $1,749.2 million in the first nine months of fiscal 2005 from $1,612.6 million in the first nine months of fiscal 2004. Foreign exchange rate fluctuations relative to the U.S. dollar were favorable during the first nine months of fiscal 2005, which increased sales by approximately $47 million. Also favorably impacting sales was the Company’s success in partially offsetting the rising steel costs with customer cost recovery programs and aluminum pass-through pricing of approximately $133 million, as well as an increase in international volumes of approximately $37 million, and favorable product mix primarily in the Automotive Wheels segment of approximately $19 million. These increases to net sales were offset by decreased North American volumes due to lower OEM production requirements and lower pricing globally of approximately $98 million.

Gross profit
      The Company’s gross profit decreased 12.5% or $21.3 million in the first nine months of fiscal 2005 to $148.7 million from $170.0 million in the first nine months of fiscal 2004. This decline was driven by decreased volumes, primarily due to lower OEM production requirements in North America, an unfavorable product mix primarily in the Components segment, and lower unit pricing globally of approximately $32 million. These decreases were partially offset by approximately $10 million from improved operating performance and steel and iron cost recovery programs.

Marketing, general, and administrative
      The Company’s marketing, general, and administrative expense increased 5.8% or $6.7 million in the first nine months of fiscal 2005 to $123.0 million from $116.3 million in the first nine months of fiscal 2004. This increase resulted in part due to the reversal of certain pre-petition liabilities in fiscal 2004 of approximately $3 million. Foreign exchange fluctuations relative to the U.S. dollar increased costs $3.0 million. The remaining increase is primarily due to a rise in costs associated with Sarbanes-Oxley compliance, the external audit, and various legal cases.

Asset impairments and other restructuring charges
      During the first nine months of fiscal 2005, the Company recorded asset impairment losses and other restructuring costs of $37.6 million primarily associated with the impairment of the Company’s Cadillac, Michigan facility of $30.7 million to write down the book value of this facility to its estimated fair value. The Company also recorded $3.2 million of facility closure costs and impairment of machinery, equipment, and tooling costs for the La Mirada, California and Howell, Michigan facilities. Severance costs were $2.3 million during the first nine months of fiscal 2005, which were primarily related to the rationalization of the Company’s work force in Manresa, Spain, the closure of the Company’s Campiglione, Italy facility, and the closure of the La Mirada, California facility.

Interest expense, net
      Interest expense increased $10.5 million to $49.7 million for the first nine months of fiscal 2005 from $39.2 million for the first nine months of fiscal 2004. The increased interest expense in the first nine months of 2005 was primarily due to increased interest rates and, to a lesser extent, an overall increase in debt levels. See Note 7, “Bank Borrowings, Other Notes, and Long Term Debt” to the consolidated financial statements included herein regarding the Company’s new debt structure.

Income taxes
      Income tax expense was $18.8 million for the first nine months of fiscal 2005 compared to $15.9 million for the first nine months of fiscal 2004. Income tax expense of $18.8 million includes a charge of $1.9 million for the recognition of a valuation allowance against the deferred tax assets of Chihuahua, Mexico.
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

Discontinued operations
      In the third quarter of 2005, the Company announced that it had signed an agreement to sell its Commercial Highway Hub and Drum business and it was classified as discontinued operations and as an asset group held for sale as of October 31, 2005. The business was subsequently sold in November of 2005 for cash proceeds of $52.1 million. The Hub and Drum group was comprised of the Company’s operations in Berea, Kentucky; Chattanooga, Tennessee; and Mexico City, Mexico and was included in the Company’s Other segment. The Company used $19.9 million of the proceeds from the sale to reduce the principal amount of the Company’s Term Loan B. The remaining net proceeds will be used to provide the Company with additional liquidity.
      The Hub and Drum business is now accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the operating results of the business were classified as discontinued operations and prior periods have been reclassified.

Net loss
      Due to factors mentioned above, net loss during the first nine months of fiscal 2005 was $91.8 million as compared to $21.5 million in the third quarter of fiscal 2004.

Segment Results — Comparison of the Nine Months Ended October 31, 2005 to the Nine Months Ended October 31, 2004

Automotive Wheels
      The following table presents net sales, earnings from operations, and other information for the Automotive Wheels segment for the periods indicated (dollars in millions):

	Nine Months Ended October 31,

	2005	2004	$ Change

Net sales	$1,215.9	$1,077.8	$138.1
Asset impairments and other restructuring charges:
Facility closure costs	$2.7	$1.0	$1.7
Impairment of machinery, equipment, and tooling	1.8	0.7	1.1
Severance and other restructuring costs	2.4	4.1	(1.7)

Total asset impairments and other restructuring charges	$6.9	$5.8	$1.1

Earnings from operations	$45.6	$61.3	$(15.7)

Net sales
      Net sales from the Company’s Automotive Wheels segment increased 12.8% or $138.1 million to $1,215.9 million in the first nine months of fiscal 2005 from $1,077.8 million in the first nine months of fiscal 2004. Foreign exchange rate fluctuations relative to the U.S. dollar were favorable during the first nine months of fiscal 2005, which increased sales by approximately $45 million. Sales also increased due to the Company’s success in partially offsetting rising steel costs with customer recovery programs, as well as increases in aluminum pass-through to customers, increased volumes internationally, and a favorable product mix in both the North American and international operations. Partially offsetting these increases was the combination of lower unit pricing globally and lower production requirements on existing OEM programs in North America.

Asset impairments and other restructuring charges
      During the first nine months of fiscal 2005, the Company recorded additional impairments and other restructuring charges of approximately $3.7 million associated with the closure of the Company’s La Mirada, California facility and approximately $0.8 million in impairment and facility closure costs related to the closure of the Howell, Michigan facility. The Company also recorded an impairment at its closed facility in Somerset, Kentucky for $1.1 million to write down the book value of this facility to its estimated fair value. The remainder of the asset impairments and restructuring charges relate to severance primarily due to the rationalization of the Company’s work force in Manresa, Spain and the closure of the Campiglione, Italy facility.

Earnings from operations
      Earnings from operations at the Company’s Automotive Wheels segment decreased $15.7 million in the first nine months of fiscal 2005 to $45.6 million compared to $61.3 million in the first nine months of fiscal 2004. Lower OEM production requirements in North America, decreased unit pricing globally, and increased steel costs were some of the factors that negatively impacted earnings from operations. Improvements in global productivity partially offset these decreases.

Components
      The following table presents net sales, earnings from operations, and other information for the Components segment for periods indicated (dollars in millions):

	Nine Months Ended October 31,

	2005	2004	$ Change

Net sales	$533.3	$534.8	$(1.5)
Asset impairments and other restructuring charges:
Facility closure costs	$—	$(0.2)	$0.2
Impairment of machinery, equipment, and tooling	30.7	—	30.7
Severance and other restructuring costs	—	0.6	(0.6)

Total asset impairments and other restructuring charges	$30.7	$0.4	$30.3

Loss from operations	$(43.3)	$(6.8)	$(36.5)

Net sales
      Net sales from Components remained relatively constant at $533.3 million for the first nine months of fiscal 2005 as compared to $534.8 million in the first nine months fiscal 2004. Components net sales decreased due to lower customer production requirements, primarily in North America, and lower unit pricing globally. Partially offsetting these decreases were the impact of the Company’s success in partially offsetting rising steel and iron costs with customer cost recovery and increased aluminum pass-through pricing, as well as favorable foreign exchange rate fluctuations.

Asset impairments and other restructuring charges
      Based on revised profitability projections for the Company’s Cadillac, Michigan facility, asset impairment losses of $30.7 million were recorded to write down the book value of the facility to its estimated fair value. On December 5, 2005 the Company closed on the sale of its Cadillac, Michigan iron foundry business.

Earnings from operations
      Components loss from operations increased $36.5 million in the first nine months of fiscal 2005 to a loss of $43.3 million compared to a loss of $6.8 million during the same period in fiscal 2004. In addition to the impairment of the Company’s Cadillac, Michigan facility, lower OEM production requirements and an unfavorable product mix decreased earnings from operations in the first nine months of fiscal 2005. These decreases were partially offset by favorable steel and iron customer cost recovery programs, which were not in place in 2004, as well as improved operating performance and lower depreciation.

Other
      The following table presents loss from operations for the Other segment for the periods indicated (dollars in millions):

	Nine Months Ended October 31,

	2005	2004	$ Change

Loss from operations	$(21.0)	$(6.5)	$(14.5)

Loss from operations
      Loss from operations in the Company’s Other segment increased by $14.5 million in the first nine months of fiscal 2005 to $21.0 million from a loss of $6.5 million in the first nine months of fiscal 2004. This increase is primarily the result of the reversal of certain pre-petition liabilities in fiscal 2004, the loss on the sale of the Company’s operations in Au Gres, Michigan, and a rise in costs associated with Sarbanes-Oxley compliance, the external audit, and various legal cases.

Liquidity and Capital Resources

Cash Flows
      Operating Activities: Cash used in the Company’s operations was $6.8 million in the first nine months of fiscal 2005 compared to cash provided of $89.3 million in the first nine months of fiscal 2004. This increase in cash used resulted primarily from the increased net loss, higher steel prices, the termination of early customer payment programs, and plant closures, partially offset by decreased inventory balances and improved vendor payment terms.
      Investing Activities: Cash used for investing activities was $77.1 million during the first nine months of fiscal 2005 compared with $111.7 million in the first nine months of fiscal 2004. This decrease was primarily due to lower capital expenditures. These expenditures were primarily for additional machinery and equipment to improve productivity, reduce costs, meet demand for new vehicle platforms, and meet expected requirements for the Company’s products. Also decreasing the cash used for investing was the cash received from the sale of the Company’s La Mirada, California facility, Brake Controller business, Au Gres operations, White Pigeon facility and equipment from its closed facility in Campiglione, Italy. The Company anticipates capital expenditures for fiscal 2005 will be approximately $130 million.
      Financing Activities: Cash provided by financing activities was $133.8 million in the first nine months of fiscal 2005 compared to cash used by financing activities of $16.3 million in the first nine months of fiscal 2004. This increase in cash flows from financing activities was primarily due to the Company’s amended and restated senior secured credit facility, which established a new second lien $150 million Term Loan C. The Company used $72.7 million of the $150 million in net proceeds received from the Term Loan C to repay a portion of the Company’s Term Loan B. On October 19, 2005 the Company established a German accounts receivable financing program with MHB Financial Services GmbH & Co. KG. The new facility, which was available immediately, provides up to €20 million in additional liquidity and helps diversify the Company’s funding sources. Proceeds of the program are expected to be used for general corporate purposes. Also contributing to the increase in cash provided by financing activities was the execution of a $15 million sale and subsequent capital leaseback agreement in the second quarter of 2005 for productivity investments in the Components group.
      On February 11, 2004, HLI closed on a primary offering of 7,720,970 shares of its common stock for net proceeds of $117.0 million. On March 12, 2004, HLI used a portion of the net proceeds to redeem $87.5 million aggregate principal amount, plus accrued and unpaid interest thereon, of the Company’s outstanding Senior Notes at a redemption price of 110.5%. This redemption resulted in a loss on early extinguishment of

$11.8 million during the first quarter of fiscal 2004, including $2.6 million related to original issue discount and debt issuance costs on the redeemed portion of the Senior Notes. HLI also used a portion of the primary stock offering proceeds to prepay $16.0 million, plus accrued and unpaid interest thereon, of the Company’s Term Loan B on February 12, 2004. Upon prepayment, HLI recognized a loss on early extinguishment of $0.4 million related to debt issuance costs on the prepaid portion of the Term Loan B.

Sources of Liquidity
      The principal sources of liquidity for the Company’s future operating, capital expenditure, facility closure, restructuring and reorganization requirements are expected to be (i) cash flows from operations, (ii) proceeds from the sale of non-core assets and businesses, (iii) cash and cash equivalents on hand, including proceeds from the Term Loan C, (iv) proceeds related to the Company’s trade receivable securitization and financing programs, and (v) borrowings from the Revolving Credit Facility. While the Company expects that such sources will meet these requirements, there can be no assurances that such sources will prove to be sufficient, in part, due to inherent uncertainties about applicable future capital market conditions.
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

Other Liquidity Matters
      During the third quarter of fiscal 2004, two of the Company’s OEM customers in the U.S. notified the Company of the discontinuance of accelerated payment programs in which the Company participated. The termination of these programs negatively impacted cash flow during fiscal 2004 by approximately $16 million and negatively impacted cash flow through October 31, 2005 by an additional $12 million. The Company’s securitization program is intended to offset the negative impact associated with the loss of these programs.
      In May 2005, the credit ratings of Ford and GM, two of the Company’s largest customers, were downgraded by S&P and Moody’s. The impact of the ratings downgrade on the Company was to reduce the amount of Ford and GM receivables that are eligible to be securitized under the Company’s $75 million accounts receivable securitization agreement. On May 27, 2005, the Company amended the securitization agreement to mitigate the impact of the ratings downgrade. After the amendment, the Company estimates the average loss of liquidity associated with the downgrade to be approximately $15 million.

Credit Ratings
      As of October 31, 2005, the Company’s credit ratings were as follows:

	S&P	Moody’s

Corporate and Bank Debt rating	B +	B3
Senior Note rating	B -	Caa3

Significant Financial Covenants
      The Indenture, Credit Facility, and other debt agreements contain a number of significant covenants that, among other things, restrict the Company’s ability, and the ability of its subsidiaries, to:

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

      At October 31, 2005 and January 31, 2005, the outstanding balance of receivables sold to special purpose entities was $141 million and $134 million, respectively. The net retained interest by the Company at October 31, 2005 and January 31, 2005 was $118.8 million and $77 million, respectively, which is disclosed as other receivables on the condensed consolidated balance sheets and in cash flows from operating activities in the condensed consolidated statements of cash flows. Advances from conduits at October 31, 2005 and January 31, 2005 were $22 million and $57 million, respectively.
      As a result of downgrades to the credit ratings of Ford and GM, two of the Company’s largest customers, the amount of Ford and GM receivables that are eligible to be securitized under the facility was reduced. The Company estimates the average loss of liquidity associated with the downgrade to be approximately $15 million.

Contractual Obligations
      The following table identifies the Company’s significant contractual obligations as of October 31, 2005 (dollars in millions):

	Payment Due by Period

	Less than	1-3	4-5	After 5
	1 Year	Years	Years	Years	Total

Short-term borrowings	$24.6	$—	$—	$—	$24.6
Long-term debt	15.8	13.7	682.3	—	711.8
Mortgage note payable	0.2	21.9	—	—	22.1
Capital lease obligations	3.3	4.5	7.2	—	15.0
Operating leases	10.6	11.5	3.4	0.8	26.3
Redeemable preferred stock	—	—	—	11.9	11.9
Capital expenditures	26.2	—	—	—	26.2

Total obligations	$80.7	$51.6	$692.9	$12.7	$837.9

Other Cash Requirements
      The Company anticipates the following approximate significant cash requirements to be paid during the remainder of fiscal 2005 (dollars in millions):

Interest	$18.7
Taxes	7.3
Pension and other post-retirement benefits funding	9.6
Restructuring costs	2.1
Various customer satisfaction issues	0.6

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
      The value of the Company’s consolidated assets and liabilities located outside the United States (translated at period end exchange rates) and income and expenses (translated using average rates prevailing during the period), generally denominated in the Euro, Czech Crown, and the Brazilian Real, are affected by the translation into the Company’s reporting currency (the U.S. Dollar). Such translation adjustments are reported as a separate component of stockholders’ equity. In future periods, foreign exchange rate fluctuations could have an increased impact on the Company’s reported results of operations. However, due to the self-sustaining nature of the Company’s foreign operations (which maintain their own credit facilities, enter into borrowings, and incur costs in their respective local currencies), the Company believes it can effectively manage the effect of these currency fluctuations. In addition, in order to further hedge against such currency rate fluctuations, the Company has, from time to time, entered into certain foreign currency swap arrangements, none of which were in place at October 31, 2005. Additionally, foreign exchange rate fluctuations affect the comparability of year over year operating results.

Interest Rates
      The Company generally manages its risk associated with interest rate movements through the use of a combination of variable and fixed rate debt. At October 31, 2005, approximately $556 million of the Company’s debt was variable rate debt. In addition, the Company may enter into interest rate swap arrangements from time to time to further hedge against interest rate fluctuations.

Commodities
      The Company relies upon the supply of certain raw materials and other inputs in its production process and has entered into firm purchase commitments or other arrangements for substantially all of its aluminum and steel requirements for fiscal 2005. The Company manages the exposure associated with these commitments primarily through the terms of its supply and procurement contracts. Additionally, the Company occasionally uses forward-fixed contracts to protect against changes in certain specific commodity prices of the purchase commitments outstanding.

Outlook

Customers and Pricing
      The Company derived approximately 44% of its fiscal 2004 net sales on a worldwide basis from Ford, DaimlerChrysler, and General Motors and their subsidiaries. These customers have decreased production of many of the vehicle platforms that incorporate the Company products, which include a number of light trucks and sport utility vehicles. This decrease impacted the Company’s results in the third quarter of fiscal 2005, and the Company expects that higher gasoline prices and other factors will cause demand for these platforms to remain weak for the foreseeable future. In addition, these customers have been experiencing decreasing market share in North America, which could result in lower sales volumes for the Company in future periods.
      The Company is also under substantial and continuing pressure to reduce prices from these and other customers, who have significant leverage over their suppliers. Competition from competitors in low-cost foreign countries such as China has increased this pressure as customers selectively re-source business to competitors in these countries. Declining unit prices globally impacted net sales and earnings in the third quarter of fiscal 2005, and the Company expects the pricing pressure to continue in future periods. The Company has continued to emphasize cost reduction, increased productivity, and improved production facilities, as well as a strategy of continuing to expand in low-cost countries, to respond to this pricing pressure. However, if the Company is unable to generate sufficient production cost savings as a result of these strategies to offset decreased pricing, its profitability could suffer in future periods.

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
Evaluation of Disclosure Controls and Procedures
      The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission (SEC) is recorded, processed, summarized, and reported on a timely basis. The Company maintains a disclosure committee (Disclosure Committee) reporting to the Chief Executive Officer of the Company to assist the Chief Executive Officer and Chief Financial Officer in fulfilling their responsibility in designing, establishing, maintaining, and reviewing the Company’s disclosure controls and procedures. The Disclosure Committee is currently chaired by the Company’s Chief Financial Officer and includes the Company’s General Counsel, Vice President of Global Materials and Logistics, Corporate Controller — Operations, Treasurer, Assistant General Counsel, Director of Internal Audit, Director of Tax, Director of Compensation and Benefits, and Manager of Financial Reporting and Governance as its other members.
      As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer, along with the Disclosure Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2005, due to a continuing material weakness in the Company’s internal controls over accounting for income taxes previously reported in the Company’s Annual Report on Form 10-K for the year ended January 31, 2005.
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

      During the first nine months of fiscal 2005, with respect to the material weakness in its internal control over accounting for income taxes, the Company has:

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
      As a consequence of the income tax weakness noted above, the Company applied other procedures designed to improve the reliability of its accounting for income taxes. While the Company’s efforts to remediate this material weakness are ongoing, management believes that the consolidated financial statements included in this report are fairly stated in all material respects.
      The Company will continue to monitor the effectiveness of its internal control over financial reporting, particularly as it relates to accounting for income taxes, and will take further actions as deemed appropriate.
      Except as set forth above, there have been no changes in the Company’s internal control over financial reporting that occurred during the first nine months of fiscal 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      There have been no material developments in legal proceedings involving the Company since those reported in the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 2005.

Item 2.	Changes in Securities and Use of Proceeds
      None.

Item 3.	Defaults upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      On December 7, 2005, Laurence M. Berg resigned his position as a Class III Director of the Company.

Item 6.	Exhibits

10.16	Amendment No. 1, Waiver and Consent to Amended and Restated Credit Agreement dated as of October 10, 2005 among HLI Operating Company, Inc., Hayes Lemmerz International, Inc. and Citicorp North America, Inc. as Administrative Agent on behalf of each Lender executing a Lender Consent (incorporated by reference to Exhibit 10.23 of the Quarterly Report on Form 10-Q of Hayes Lemmerz International, Inc. for the three and nine months ended October 31, 2005, filed December 8, 2005).

10.17	Framework Agreement on the Ongoing Purchase of Receivables dated as of October 10, 2005 by and between Hayes Lemmerz Werke GmbH and MHB Financial Services GmbH & Co. KG (incorporated by reference to Exhibit 10.24 of the Quarterly Report on Form 10-Q of Hayes Lemmerz International, Inc. for the three and nine months ended October 31, 2005, filed December 8, 2005).

10.18	Stock Purchase Agreement dated as of October 14, 2005 by and among HLI Operating Company, Inc., HLI Commercial Highway Holding Company, Inc., and Hayes Lemmerz International — Commercial Highway, Inc. and Precision Partners Holding Company, as amended by an Amendment to Stock Purchase Agreement dated November 11, 2005 (incorporated by reference to Exhibit 10.25 of the Quarterly Report on Form 10-Q of Hayes Lemmerz International, Inc. for the three and nine months ended October 31, 2005, filed December 8, 2005).

31.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hli Operating Company, Inc.

/s/ James A. Yost

James A. Yost
Vice President, Finance, and Chief Financial Officer
December 12, 2005

HLI OPERATING COMPANY, INC.
10-Q EXHIBIT INDEX

10.16	Amendment No. 1, Waiver and Consent to Amended and Restated Credit Agreement dated as of October 10, 2005 among HLI Operating Company, Inc., Hayes Lemmerz International, Inc. and Citicorp North America, Inc. as Administrative Agent on behalf of each Lender executing a Lender Consent (incorporated by reference to Exhibit 10.23 of the Quarterly Report on Form 10-Q of Hayes Lemmerz International, Inc. for the three and nine months ended October 31, 2005, filed December 8, 2005).

10.17	Framework Agreement on the Ongoing Purchase of Receivables dated as of October 10, 2005 by and between Hayes Lemmerz Werke GmbH and MHB Financial Services GmbH & Co. KG (incorporated by reference to Exhibit 10.24 of the Quarterly Report on Form 10-Q of Hayes Lemmerz International, Inc. for the three and nine months ended October 31, 2005, filed December 8, 2005).

10.18	Stock Purchase Agreement dated as of October 14, 2005 by and among HLI Operating Company, Inc., HLI Commercial Highway Holding Company, Inc., and Hayes Lemmerz International — Commercial Highway, Inc. and Precision Partners Holding Company, as amended by an Amendment to Stock Purchase Agreement dated November 11, 2005 (incorporated by reference to Exhibit 10.25 of the Quarterly Report on Form 10-Q of Hayes Lemmerz International, Inc. for the three and nine months ended October 31, 2005, filed December 8, 2005).

31.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith.