Form 10-Q
period 2006-10-31
HLI OPERATING CO INC
filed 2006-12-15
CIK 1257296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 333-107539

HLI Operating Company, Inc.
(Exact name of registrant as specified in its charter)

Delaware	30-0167742
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

15300 Centennial Drive	48168
Northville, Michigan	(Zip Code)
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
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     As of December 15, 2006, the number of shares of common stock outstanding of HLI Operating Company, Inc., was 590,000 shares.

HLI OPERATING COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q

     Unless otherwise indicated, references to “we,” “us,” or “our” mean HLI Operating Company, Inc., a Delaware corporation, and our subsidiaries. References to fiscal year means the 12-month period commencing on February 1 of that year and ending January 31 of the following year (e.g., fiscal 2006 means the period beginning February 1, 2006, and ending January 31, 2007). This report contains forward looking statements with respect to our financial condition, results of operations, and business. All statements other than statements of historical fact made in this Quarterly Report are forward-looking. Such forward-looking statements include, among others, those statements including the words “expect,” “anticipate,” “intend,” “believe,” and similar language. These forward looking statements involve certain risks and uncertainties. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others: (1) competitive pressure in our industry; (2) fluctuations in the price of steel, aluminum and other raw materials; (3) changes in general economic conditions; (4) our dependence on the automotive industry (which has historically been cyclical) and on a small number of major customers for the majority of our sales; (5) pricing pressure from automotive industry customers and the potential for re-sourcing of business to lower-cost providers; (6) changes in the financial markets or our debt ratings affecting our financial structure and our cost of capital and borrowed money; (7) the uncertainties inherent in international operations and foreign currency fluctuations; (8) our ability to divest non-core assets and businesses; and (9) the risks described in our most recent Annual Report on Form 10-K. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We have no duty to update the forward looking statements in this Quarterly Report on Form 10-Q and we do not intend to provide such updates.

Item 1. Financial Statements
HLI OPERATING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended October	Ended October	Ended October	Ended October
	31, 2006	31, 2005	31, 2006	31, 2005
	(Dollars in millions, except per share amounts)
Net sales	$589.5	$604.0	$1,745.7	$1,749.2
Cost of goods sold	536.1	548.7	1,582.9	1,600.5

Gross profit	53.4	55.3	162.8	148.7
Marketing, general, and administrative	35.4	37.5	118.9	123.0
Asset impairments and other restructuring charges	41.5	3.8	48.1	37.6
Other (income) expense, net	4.1	(2.8)	5.2	6.8

Earnings (loss) from operations	(27.6)	16.8	(9.4)	(18.7)
Interest expense, net	19.4	18.6	56.8	49.7
Other non-operating expense	—	0.2	—	0.6

Loss from continuing operations before taxes and minority interest	(47.0)	(2.0)	(66.2)	(69.0)
Income tax expense	9.5	10.2	30.4	18.8

Loss from continuing operations before minority interest	(56.5)	(12.2)	(96.6)	(87.8)
Minority interest	3.1	2.4	7.5	7.5

Loss from continuing operations	(59.6)	(14.6)	(104.1)	(95.3)
Income from discontinued operations, net of tax of $0.4 and $0.8 for the three and nine months ending October 31, 2005, respectively	—	0.8	—	3.5

Net loss	$(59.6)	$(13.8)	$(104.1)	$(91.8)

See accompanying notes to consolidated financial statements.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
	2006	2006
	(Dollars in millions)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59.7	$42.5
Receivables	296.1	255.6
Other receivables	40.8	101.0
Inventories	199.3	179.9
Prepaid expenses and other current assets	17.3	23.5

Total current assets	613.2	602.5
Property, plant, and equipment, net	697.4	758.1
Goodwill	206.2	197.8
Intangible assets, net	173.6	187.7
Other assets	48.3	53.1

Total assets	$1,738.7	$1,799.2

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank borrowings and other notes	$24.3	$25.5
Current portion of long-term debt	9.2	19.2
Accounts payable and accrued liabilities	402.8	367.8

Total current liabilities	436.3	412.5
Long-term debt, net of current portion	667.0	684.3
Deferred tax liabilities	66.6	62.7
Pension and other long-term liabilities	409.4	409.2
Minority interest	40.9	35.1
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, 100,000 shares authorized; 97,034 and 98,000 issued and outstanding at October 31, 2006 and January 31, 2006, respectively	12.4	12.1
Common stock, par value $0.01 per share:
600,000 shares authorized; 590,000 issued and outstanding at both October 31, 2006 and January 31, 2006	—	—
Additional paid in capital	687.6	685.6
Accumulated deficit	(680.0)	(575.6)
Accumulated other comprehensive income	98.4	73.3

Total stockholders’ equity	118.4	195.4

Total liabilities and stockholders’ equity	$1,738.6	$1,799.2

See accompanying notes to consolidated financial statements.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended October	Ended October
	31, 2006	31, 2005
	(Dollars in millions)
Cash flows from operating activities:
Loss from continuing operations	$(104.1)	$(95.3)
Adjustments to reconcile net loss from operations to net cash provided by (used for) operating activities:
Depreciation and amortization	99.3	126.2
Change in deferred income taxes	11.4	(7.3)
Asset impairments	39.7	32.6
Minority interest	7.7	8.1
Equity compensation expense	2.0	4.9
Loss (gain) on sale of assets and businesses	3.4	(1.3)
Amortization of deferred financing fees	4.3	4.8
Changes in operating assets and liabilities that increase (decrease) cash flows:
Receivables	(45.3)	(63.1)
Other receivables	60.1	(41.7)
Inventories	(20.3)	16.0
Prepaid expenses and other	5.0	(3.3)
Accounts payable and accrued liabilities	20.7	12.7
Payments related to Chapter 11 Filings	—	(0.1)

Cash provided by (used for) operating activities	83.9	(6.8)

Cash flows from investing activities:
Purchase of property, plant, equipment, and tooling	(50.6)	(95.6)
Proceeds from sale of assets	17.6	18.5
Capital contributed by minority shareholders	0.4	—

Cash used for investing activities	(32.6)	(77.1)

Cash flows from financing activities:
Changes in bank borrowings and credit facilities	(2.5)	23.9
Redemption of Term Loan B, net of related fees	—	(73.8)
Proceeds from Term Loan C	—	150.0
Bank finance fees paid	(2.9)	—
Borrowing (repayment) of long-term debt	(28.3)	33.7
Dividends paid to minority shareholders	(1.8)	—

Cash (used for) provided by financing activities	(35.5)	133.8

Cash flows of discontinued operations (revised, see Note 11):
Net cash used for operating activities	—	3.2
Net cash used for investing activities	—	(0.7)
Net cash provided by financing activities	—	—
Effect of exchange rate changes on cash and cash equivalents	1.4	(0.7)

Increase in cash and cash equivalents	17.2	51.7
Cash and cash equivalents at beginning of period	42.5	34.9

Cash and cash equivalents at end of period	$59.7	$86.6

Supplemental data:
Cash paid for interest	$49.4	$37.5
Cash paid for income taxes	$14.9	$18.3
See accompanying notes to consolidated financial statements.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

					Retained
					Earnings	Accumulated Other
			Preferred	Paid in	(Accumulated	Comprehensive
	Shares	Par Value	Stock	Capital	Deficit)	Income	Total
	(Dollars in millions, except share amounts)
Balance at January 31, 2006	590,000	$—	$12.1	$685.6	$(575.6)	$73.3	$195.4
Preferred stock dividends declared	—	—	0.3	—	(0.3)	—	—
Comprehensive income:
Net loss	—	—	—	—	(104.1)	—	(104.1)
Currency translation adjustment	—	—	—	—	—	28.8	28.8
Unrealized loss on derivatives	—	—	—	—	—	(3.7)	(3.7)

Total comprehensive income	—	—	—	—	—	—	(79.0)
Equity compensation expense	—	—	—	2.0	—	—	2.0

Balance at October 31, 2006	590,000	$—	$12.4	$687.6	$(680.0)	$98.4	$118.4

Balance at January 31, 2005	590,000	$—	$11.3	$680.3	$(117.6)	$139.1	$713.1
Preferred stock dividends declared	—	—	0.8	—	—	—	0.8
Comprehensive income:
Net loss	—	—	—	—	(91.8)	—	(91.8)
Currency translation adjustment	—	—	—	—	—	(65.3)	(65.3)

Total comprehensive income	—	—	—	—	—	—	(157.1)
Equity compensation expense	—	—	—	4.9	—	—	4.9

Balance at October 31, 2005	590,000	$—	$12.1	$685.2	$(209.4)	$73.8	$561.7

See accompanying notes to consolidated financial statements.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended October 31, 2006 and 2005
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
     Originally founded in 1908, we are a leading worldwide producer of aluminum and steel wheels for passenger cars and light trucks and of steel wheels for commercial trucks and trailers. We are also a leading supplier of automotive suspension, brake, and powertrain components. We have global operations with 33 facilities, including business and sales offices, manufacturing facilities, and technical centers, located in 14 countries around the world. We sell our products to every major North American, Japanese, and European manufacturer of passenger cars and light trucks and to commercial highway vehicle customers throughout the world.
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
Note 3. Stock-Based Compensation
     The Hayes Lemmerz International, Inc. (HLI) Long-Term Incentive Plan provides for the grant of incentive stock options (ISOs), stock options that do not qualify as ISOs, restricted shares of common stock, and restricted stock units (collectively, the awards). Any officer, director, or key employee of HLI or any of its subsidiaries is eligible to be designated a participant in the Long-Term Incentive Plan.
     On July 28, 2003 HLI granted 1,887,162 stock options and 1,258,107 restricted stock units to certain employees and officers, and 65,455 options and 43,637 restricted stock units to non-employee members of HLI’s Board of Directors. The weighted average exercise price of the stock options was $13.93 per share, which was equal to the fair value on the date of grant. One third of the restricted stock units granted to certain of HLI’s employees and officers vested on July 28, 2006 and the remaining two thirds are scheduled to vest on July 28, 2007. HLI also granted options and restricted stock units with similar vesting terms to certain new employees at the time of hire. The stock options and restricted stock units granted to the non-employee directors vested one-third on the date of the grant and one-third on each of the first and second anniversaries of the grant.

     On March 14, 2005 HLI granted an additional 454,850 restricted stock units to certain employees. A portion of these restricted stock units vested 100% in July 2006. The remainder vested 50% in January 2006 and will vest with respect to the remaining 50% in January 2008.
     On September 17, 2006 HLI issued 611,000 restricted shares to their Board of Directors and Executive Leadership Team. The shares vest 50% on September 17, 2007 and 50% on September 17, 2008.
     Prior to February 1, 2006 HLI accounted for stock-based compensation in accordance with the provisions of Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. HLI followed the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and disclosed pro forma net income (loss) and pro forma earnings (loss) per share as if employee stock option grants were treated as compensation expense using the fair-value-based method defined in SFAS 123.
     In January of 2006 HLI accelerated the vesting of all unvested stock options granted to their executive officers, directors, and other employees under our Long Term Incentive Plan, primarily to avoid recognizing compensation expense associated with these options in future financial statements upon their adoption of SFAS 123R, “Share-Based Payment.” Virtually all of the accelerated options had strike prices that were significantly above the current trading price for HLI’s common stock and may not have offered the affected employees sufficient potential value when compared to the potential future compensation expense that would have been attributable to these options. HLI no longer has any outstanding unvested stock options under the Long-Term Incentive Plan. Therefore the adoption of SFAS 123R, as it relates to accounting for stock options, did not have an impact on HLI’s results of operations or financial position. The aggregate pre-tax compensation expense that was avoided by the accelerated vesting was approximately $1.8 million, of which approximately $1.3 million would have been recognized in fiscal 2006.
     Stock option activity for the nine months ended October 31, 2006 under the Long-Term Incentive Plan is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding at January 31, 2006	1,749,765	$13.54
Granted	—	—
Exercised	—	—
Canceled	(311,925)	13.74

Outstanding and exercisable at October 31, 2006	1,437,840	$13.50

     A summary of HLI’s restricted stock activity for the nine months ended October 31, 2006 is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Nonvested at January 31, 2006	1,348,010	$12.23
Granted	611,000	2.66
Exercised	(359,159)	12.26
Forfeited	(217,973)	12.31

Outstanding at October 31, 2006	1,381,878	$7.97

     As of October 31, 2006 there was $3.3 million of total unrecognized compensation cost related to restricted nonvested shares. That cost is expected to be recognized over a weighted-average period of 1.4 years. There were no shares vested during the three months ended October 31, 2006, and the total fair value (at vest date) of shares vested for the nine month period ended October 31, 2006 was $1.0 million.

     HLI adopted SFAS 123R on February 1, 2006, which resulted in no material adjustment to their Consolidated Statement of Operations.
Note 4. Inventories
     The major classes of inventory were as follows (dollars in millions):

	October 31,	January 31,
	2006	2006
Raw materials	$44.4	$41.5
Work-in-process	44.7	38.8
Finished goods	71.5	61.5
Spare parts and supplies	38.7	38.1

Total	$199.3	$179.9

Note 5. Assets Held for Sale
     Assets held for sale of $4.7 million and $4.4 million as of October 31, 2006 and January 31, 2006, respectively, are included in prepaid expenses and other current assets. We are actively marketing for sale our idle building in Howell, Michigan, which is included in the balance as of October 31, 2006 and January 31, 2006. Also included in assets held for sale at October 31, 2006 were certain fixed assets at our Ferndale, Michigan technical center. Assets held for sale at January 31, 2006 included nine lathes from our Homer, Michigan facility.
Note 6. Discontinued Operations
     In the fourth quarter of fiscal 2004 we announced our intention to explore the sale of our Commercial Highway Hub and Drum business. This decision was part of a larger corporate strategy to focus on our core businesses and to improve liquidity and shareholder value. In the third quarter of fiscal 2005 we announced that we had signed a stock purchase agreement pursuant to which we agreed to sell the shares of our subsidiaries engaged in conducting the Commercial Highway Hub and Drum business. The sale of the shares was completed in November of 2005 for cash proceeds of $53.2 million and we recorded a gain on the sale of $12.4 million. The Hub and Drum business was comprised of operations in Berea, Kentucky; Chattanooga, Tennessee; and Mexico City, Mexico and was included in our Other segment. Net proceeds from the sale were used to reduce the principal amount of our Term Loan B and provide us with additional liquidity. Corporate interest charges were not allocated to discontinued operations consistent with our corporate policy of holding interest expenses at the corporate level.
     The Hub and Drum business was accounted for as discontinued operations in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the operating results of the business were classified as discontinued operations and prior periods have been reclassified.
     The assets and liabilities of the business were classified as held for sale in our October 31, 2005 Consolidated Balance Sheets. The total assets balance of $47.5 million consisted primarily of receivables of $14.6 million, inventories of $7.2 million, and property, plant, and equipment of $25.4 million. Total liabilities of the business as of October 31, 2005 was $10.7 million, which consisted of accounts payable and accrued liabilities of $9.2 million and other long term liabilities of $1.5 million.
     Operating results of the discontinued operations for the Hub and Drums business for the three months and nine months ended October 31, 2005 were as follows (dollars in millions):

	Three Months	Nine Months
	Ended October	Ended October
	31, 2005	31, 2005
Net sales	$28.2	$85.3

Earnings before income tax expense	$1.2	$4.3
Income tax expense	0.4	0.8

Net income	$0.8	$3.5

Note 7. Bank Borrowings, Other Notes, and Long-Term Debt
     Bank borrowings and other notes of $24.3 million and $25.5 million at October 31, 2006 and January 31, 2006, respectively, consist primarily of short-term credit facilities of our foreign subsidiaries.
     Long-term debt consists of the following (dollars in millions):

	October 31,	January 31,
	2006	2006
Various foreign bank and government loans, weighted averate interest rates of 5.8% and 5.6% at October 31, 2006 and January 31, 2006, respectively	$7.8	$18.4
Term Loan B maturing 2009, weighted average interest rate of 9.0% and 7.7% at October 31, 2006 and January 31, 2006, respectively	328.9	332.4
Term Loan C maturing 2010, weighted average interest rate of 11.5% and 9.9% at October 31, 2006 and January 31, 2006, respectively	150.0	150.0
10 1/2% Senior Notes due 2010, net of discount of $0.4 million and $0.8 million at October 31, 2006 and January 31, 2006, respectively	162.1	161.7
Mortgage note payable maturing June 3, 2008	21.9	22.0
Capital lease obligations	5.5	19.0

	676.2	703.5
Less current portion of long-term debt	9.2	19.2

Long-term debt	$667.0	$684.3

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
     The Credit Facility contains covenants restricting our ability and the ability of our subsidiaries to issue more debt, pay dividends, repurchase stock, make investments, merge or consolidate, transfer assets and enter into transactions with affiliates. These restrictive covenants are customary for such facilities and subject to certain exceptions. The Credit Facility also contains certain financial covenants regarding a maximum total leverage ratio, a minimum interest coverage ratio and a minimum fixed charge coverage ratio. Our obligations under the Credit Facility are guaranteed by our parent companies, HLI and HLI Parent Company, Inc. (Parent) and substantially all of our material direct and indirect domestic subsidiaries.

     As of October 31, 2006 there were no outstanding borrowings and approximately $19.6 million in letters of credit issued under the Revolving Credit Facility. As of January 31, 2006, there were no outstanding borrowings and approximately $17.9 million in letters of credit issued under the Revolving Credit Facility. The amount available to borrow under the Revolving Credit Facility at October 31, 2006 and January 31, 2006 was approximately $80.4 million and $63.7 million, respectively. At January 31, 2006, the Revolving Credit Facility was constrained due to the leverage covenant ($18.4 million impact). The constraint was eliminated as part of our March 31, 2006 amendment to the Credit Facility.
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
Other Financing
     We had other debt financing of $35.2 million and $59.4 million as of October 31, 2006 and January 31, 2006, respectively. These included borrowings under various foreign debt facilities in an aggregate amount of $7.8 million and $18.4 million and a mortgage note payable of $21.9 million and $22.0 million as of October 31, 2006 and January 31, 2006, respectively. We also had capital lease obligations of $5.5 million and $19.0 million as of October 31, 2006 and January 31, 2006, respectively.
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
     The fiscal 2006 and fiscal 2005 amounts shown below present the Pension Benefits and Other Benefits expense for the three months and nine months ended October 31, 2006 and 2005 (dollars in millions):

	US Plans				International Plans
	Pension Benefits		Other Benefits		Pension Benefits
	Three Months Ended October 31,
	2006	2005	2006	2005	2006	2005
Service cost	$0.2	$0.3	$—	$—	$0.3	$0.3
Interest cost	2.7	2.6	2.7	2.7	1.4	1.9
Expected return on plan assets	(2.6)	(2.4)	—	—	(0.1)	—
Amortization of net loss	—	—	(0.1)	—	—	0.1
Special termination benefit recognized	0.1	—	—	—	—	—

Net periodic benefit cost	$0.4	$0.5	$2.6	$2.7	$1.6	$2.3

	Nine Months Ended October 31,
	2006	2005	2006	2005	2006	2005
Service cost	$0.7	$0.8	$—	$0.1	$0.8	$0.8
Interest cost	8.3	8.0	8.0	8.0	4.4	5.9
Expected return on plan assets	(8.0)	(7.1)	—	—	(0.4)	0.1
Amortization of net loss	—	—	(0.1)	—	0.1	0.3
Special termination benefit recognized	0.1	—	—	—	—	—

Net periodic benefit cost	$1.1	$1.7	$7.9	$8.1	$4.9	$7.1

     We contributed $12.6 million to our United States pension plans during the first nine months of fiscal 2006 and expect to contribute an additional $3.0 million during the remainder of fiscal 2006.
     On August 17, 2006 President Bush signed the Pension Protection Act of 2006 into law. We are currently evaluating the effects of this new legislation.
Note 9. Asset Impairments and Other Restructuring Charges
     Asset impairment losses and other restructuring charges for the three months and nine months ended October 31, 2006 and 2005 were as follows (dollars in millions):

	Three Months Ended October 31, 2006
	Automotive
	Wheels	Components	Other	Total
Facility closure costs	$0.4	$—	$—	$0.4
Impairment of facility, machinery, equipment, and intangibles	—	39.0	—	39.0
Severance and other restructuring costs	1.5	0.5	0.1	2.1

Total	$1.9	$39.5	$0.1	$41.5

	Three Months Ended October 31, 2005
	Automotive
	Wheels	Components	Other	Total
Facility closure costs	$1.5	$—	$—	$1.5
Impairment of facility, machinery, equipment, and intangibles	1.1	0.7	—	1.8
Severance and other restructuring costs	0.5	—	—	0.5

Total	$3.1	$0.7	$—	$3.8

	Nine Months Ended October 31, 2006
	Automotive
	Wheels	Components	Other	Total
Facility closure costs	$1.9	$—	$—	$1.9
Impairment of facility, machinery, equipment, and intangibles	0.1	39.1	0.5	39.7
Severance and other restructuring costs	3.1	2.6	0.8	6.5

Total	$5.1	$41.7	$1.3	$48.1

	Nine Months Ended October 31, 2005
	Automotive
	Wheels	Components	Other	Total
Facility closure costs	$2.7	$—	$—	$2.7
Impairment of facility, machinery, equipment, and intangibles	1.8	30.7	—	32.5
Severance and other restructuring costs	2.4	—	—	2.4

Total	$6.9	$30.7	$—	$37.6

Asset Impairment Losses and Other Restructuring Charges for the Three Months Ended October 31, 2006
     During the third quarter of fiscal 2006, we recorded facility closure, employee restructuring charges, and asset impairments of $41.5 million. In the Automotive Wheels segment we recorded expense of $1.9 million, principally related to severance at our Campiglione, Italy and Huntington, Indiana aluminum wheel facilities, as well as severance for our North American Wheel Group staff. The Components business recorded expense of approximately $39.0 million due to facility, machinery, equipment, and intangible asset impairments at our Bristol, Indiana and Montague, Michigan facilities. The fair value of assets was estimated using a traditional present value technique. The business also recorded $0.5 million of expenses related to a reduction-in-force at our Technology Center in Ferndale, Michigan. The Other segment expense of $0.1 million is related to severance expense at our corporate offices.
Asset Impairment Losses and Other Restructuring Charges for the Three Months Ended October 31, 2005
     During the third quarter of fiscal 2005 we recorded facility closure, employee restructuring, and asset impairment expenses of $3.8 million. In the Automotive Wheels segment we recorded expenses of $3.1 million, primarily related to the closing of our La Mirada, California aluminum wheel facility, asset impairments at our Somerset, Kentucky facility, as well as employee restructuring in our wheel facilities in Spain and Italy. The Components segment recorded a $0.7 million charge for the impairment of fixed assets in our Cadillac, Michigan iron foundry, which was later sold in fiscal 2005.
Asset Impairment Losses and Other Restructuring Charges for the Nine Months Ended October 31, 2006
     During the first nine months of fiscal 2006 we recorded facility closure, employee restructuring, and asset impairment charges of $48.1 million. In the Automotive Wheels segment we recorded expense of $5.1 million, primarily related to the closing of our Campiglione, Italy and Huntington, Indiana aluminum wheel facilities, as well as severance for our North American Wheel Group staff. The Components business recorded expense of $41.7 million during the first nine months of fiscal 2006. This included $39.0 million of facility, machinery, equipment, and intangible asset impairments at our Bristol, Indiana and Montague, Michigan facilities. The fair value of assets was estimated using a traditional present value technique. In addition, we recorded employee restructuring charges in our Components segment of approximately $1 million related to a reduction-in-force at our Nuevo Laredo, Mexico facility as well as severance expense associated with staff consolidations. The Other segment expense of $1.3 million is related to severance at our corporate offices and impairment of information technology equipment at our closed facilities.
Asset Impairment Losses and Other Restructuring Charges for the Nine Months Ended October 31, 2005
     During the first nine months of fiscal 2005 we recorded facility closure, employee restructuring, and asset impairment expenses of $37.6 million. In the Automotive Wheels segment we recorded expenses of $6.9 million, primarily related to the closing of our La Mirada, California aluminum wheel facility, as well as employee restructuring in our facilities in Spain and Italy. The Components segment recorded a $30.7 million charge related to the impairment of fixed assets in our Cadillac, Michigan iron foundry, which was later sold in fiscal 2005.
Facility Exit Costs and Severance Accruals
     The following table describes the activity in the balance sheet accounts affected by severance and other facility exit costs during the nine months ended October 31, 2006 (dollars in millions):

			Cash
		Accrual of	Payments
		Severance	and
		and Other	Effects of
	January 31,	Restructuring	Foreign	October 31,
	2006 Accrual	Charges	Currency	2006 Accrual
Facility exit costs	$0.1	$1.9	$(0.6)	$1.4
Severance	2.9	6.5	(5.0)	4.4

Total	$3.0	$8.4	$(5.6)	$5.8

Note 10. Taxes on Income
     Income tax expense allocated to continuing operations for the three months and nine months ended October 31, 2006 and 2005 were as follows (dollars in millions):

	Three Months Ended October 31,
	2006		2005
	US	Foreign	US	Foreign
Pre-tax income (loss)	$(71.9)	$24.9	$(16.8)	$14.8
Income tax expense	0.4	9.1	0.1	10.1

	Nine Months Ended October 31,
	2006		2005
	US	Foreign	US	Foreign
Pre-tax income (loss)	$(121.7)	$55.5	$(110.9)	$41.9
Income tax expense	1.3	29.1	0.7	18.1
     Income tax expense for the three months and nine months ended October 31, 2006 was primarily the result of tax expense in foreign jurisdictions and various states.
     We have determined that a valuation allowance is required against all net deferred tax assets in the United States and certain deferred tax assets in foreign jurisdictions. As such, there is no federal income tax benefit recorded against current losses incurred in the United States. Income tax expense for the nine months ended October 31, 2006 includes a charge of $7.9 million for the recognition of a valuation allowance against the net deferred tax assets of our Hoboken, Belgium facility.
     During the third quarter of fiscal 2006, we settled an IRS audit for the pre-emergence bankruptcy tax years ended January 31, 2003 and June 3, 2003, as well as post emergence tax year ended January 31, 2004. The settlement had no cash impact.
Note 11. Prior Period Accounting Errors
     In August 2005 we discovered several accounting errors that would have impacted our reported results for prior periods. The two most significant of these errors related to the amount of amortization of definite lived intangible assets following the application of fresh start accounting and to the amount of foreign withholding taxes recorded with respect to certain expatriate employees beginning in fiscal 2003. Since the impact to the annual financial statements for fiscal 2003 and 2004 was not material, we recorded additional expense of approximately $3.1 million in the second quarter of fiscal 2005 to reflect the cumulative effect of the errors. The accounting errors, if properly recorded in the respective periods, would have had no impact on amortization expense for the three months ended October 31, 2005 and would have impacted amortization expense for the nine months ended October 31, 2005 by approximately $2.4 million. We conducted an internal investigation into these errors and found no evidence of any intentional misstatements of these amounts.

     In November 2006 it was discovered that we incorrectly classified the preferred stock that we issued, which was included as a liability on our Consolidated Balance Sheets. Because the outside shareholders of the preferred stock can exchange for the common stock of HLI, this amount should have been classified as equity. Since the impact on annual financial statements for fiscal 2003, 2004, and 2005 was not material, we reclassified the preferred stock from liability to equity on the Consolidated Balance Sheets in the third quarter of fiscal 2006 and for the comparative period of fiscal 2005. In connection with this, we adjusted the treatment for the dividends on the preferred stock from other non-operating expense to retained earnings in the third quarter of fiscal 2006.
     In 2006 we separately disclosed the operating, investing, and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.
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
     The following tables present revenues and other financial information by business segment (dollars in millions):

	Three Months Ended October 31, 2006
	Automotive Wheels	Components	Other	Total
Net sales	$432.6	$156.9	$—	$589.5
Asset impairments and other restructuring charges	1.9	39.5	0.1	41.5
Earnings (loss) from operations	23.4	(45.7)	(5.3)	(27.6)

	Three Months Ended October 31, 2005
	Automotive Wheels	Components	Other	Total
Net sales	$423.3	$180.7	$—	$604.0
Asset impairments and other restructuring charges	3.1	0.7	—	3.8
Earnings (loss) from operations	22.2	(1.7)	(3.7)	16.8

	Nine Months Ended October 31, 2006
	Automotive
	Wheels	Components	Other	Total
Net sales	$1,255.9	$489.8	$—	$1,745.7
Asset impairments and other restructuring charges	5.1	41.7	1.3	48.1
Earnings (loss) from operations	52.6	(46.9)	(15.1)	(9.4)

	Nine Months Ended October 31, 2005
	Automotive
	Wheels	Components	Other	Total
Net sales	$1,215.9	$533.3	$—	$1,749.2
Asset impairments and other restructuring charges	6.9	30.7	—	37.6
Earnings (loss) from operations	45.6	(43.3)	(21.0)	(18.7)

	As of October 31, 2006
	Automotive
	Wheels	Components	Other	Total
Total assets	$1,339.3	$215.8	$183.6	$1,738.7

	As of January 31, 2006
	Automotive
	Wheels	Components	Other	Total
Total assets	$1,247.7	$321.5	$230.0	$1,799.2
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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Nine Months Ended October 31, 2006
(Unaudited)

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$0.3	$630.8	$1,146.8	$(32.2)	$1,745.7
Cost of goods sold	13.7	596.7	1,004.7	(32.2)	1,582.9

Gross profit (loss)	(13.4)	34.1	142.1	—	162.8
Marketing, general, and administrative	2.4	52.5	64.0		118.9
Equity in (earnings) losses of subsidiaries and joint ventures	50.0	(4.2)	—	(45.8)	—
Asset impairments and other restructuring charges	3.0	43.0	2.1	—	48.1
Other (income) expense, net	(1.9)	4.5	1.1	1.5	5.2

Earnings (loss) from operations	(66.9)	(61.7)	74.9	44.3	(9.4)
Interest expense, net	36.9	1.1	18.8	—	56.8

Earnings (loss) from continuing operations before taxes on income and minority interest	(103.8)	(62.8)	56.1	44.3	(66.2)
Income tax expense	0.3	1.0	29.1	—	30.4

Earnings (loss) from continuing operations before minority interest	(104.1)	(63.8)	27.0	44.3	(96.6)
Minority interest	—	—	7.5	—	7.5

Net income (loss)	$(104.1)	$(63.8)	$19.5	$44.3	$(104.1)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Nine Months Ended October 31, 2005
(Unaudited)

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$2.5	$726.7	$1,047.9	$(27.9)	$1,749.2
Cost of goods sold	15.8	694.7	917.9	(27.9)	1,600.5

Gross profit (loss)	(13.3)	32.0	130.0	—	148.7
Marketing, general, and administrative	3.0	61.9	58.1	—	123.0
Equity in (earnings) losses of subsidiaries and joint ventures	44.9	(2.6)	—	(42.3)	—
Asset impairments and other restructuring charges	1.2	35.2	1.2	—	37.6
Other (income) expense, net	1.2	(1.3)	6.9	—	6.8

Earnings (loss) from operations	(63.6)	(61.2)	63.8	42.3	(18.7)
Interest (income) expense, net	27.1	0.7	21.9	—	49.7
Other non-operating expense	0.6	—	—	—	0.6

Earnings (loss) from continuing operations before taxes on income and minority interest	(91.3)	(61.9)	41.9	42.3	(69.0)
Income tax expense	0.5	0.2	18.1	—	18.8

Earnings (loss) from continuing operations before minority interest	(91.8)	(62.1)	23.8	42.3	(87.8)
Minority interest	—	—	7.5	—	7.5

Income (loss) from continuing operations	(91.8)	(62.1)	16.3	42.3	(95.3)
Income from discontinued operations, net of tax	—	2.4	1.1	—	3.5

Net income (loss)	$(91.8)	$(59.7)	$17.4	$42.3	$(91.8)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of October 31, 2006
(Unaudited)

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash and cash equivalents	$(3.3)	$0.6	$62.4	$—	$59.7
Receivables	(85.3)	96.6	284.8	—	296.1
Other receivables	40.8	—	—	—	40.8
Inventories	(0.4)	72.0	127.7	—	199.3
Prepaid expenses and other	2.1	7.7	7.5	—	17.3

Total current assets	(46.1)	176.9	482.4	—	613.2
Property, plant, and equipment, net	30.1	125.0	542.3	—	697.4
Goodwill and other assets	853.7	(144.8)	384.9	(665.7)	428.1

Total assets	$837.7	$157.1	$1,409.6	$(665.7)	$1,738.7

Bank borrowings and other notes	$—	$—	$24.3	$—	$24.3
Current portion of long-term debt	4.6	1.0	3.6	—	9.2
Accounts payable and accrued liabilities	63.2	61.0	278.6	—	402.8

Total current liabilities	67.8	62.0	306.5	—	436.3
Long-term debt, net of current portion	658.2	4.5	4.3	—	667.0
Pension and other long-term liabilities	224.3	0.8	250.9	—	476.0
Minority interest	—	—	40.9	—	40.9
Parent loans	(231.1)	(30.9)	256.9	5.1	—
Common stock	—	—	—	—	—
Preferred stock	12.4	—	—	—	12.4
Additional paid-in capital	687.6	482.8	569.1	(1,051.9)	687.6
Retained earnings (accumulated deficit)	(679.9)	(369.3)	(102.6)	471.9	(679.9)
Accumulated other comprehensive income (loss)	98.4	7.2	83.6	(90.8)	98.4

Total stockholders’ equity	118.5	120.7	550.1	(670.8)	118.5

Total liabilities and stockholders’ equity	$837.7	$157.1	$1,409.6	$(665.7)	$1,738.7

CONDENSED CONSOLIDATING BALANCE SHEETS
As of January 31, 2006

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash and cash equivalents	$(4.1)	$0.6	$46.0	$—	$42.5
Receivables	(112.1)	126.6	241.1	—	255.6
Other receivables	101.0	—	—	—	101.0
Inventories	1.3	66.0	112.6	—	179.9
Prepaid expenses and other	4.7	9.3	9.5	—	23.5

Total current assets	(9.2)	202.5	409.2	—	602.5
Property, plant, and equipment, net	34.1	173.1	550.9	—	758.1
Goodwill and other assets	877.0	(102.4)	384.5	(720.5)	438.6

Total assets	$901.9	$273.2	$1,344.6	$(720.5)	$1,799.2

Bank borrowings and other notes	$—	$1.0	$24.5	$—	$25.5
Current portion of long-term debt	4.6	3.0	11.6	—	19.2
Accounts payable and accrued liabilities	68.7	70.0	229.1	—	367.8

Total current liabilities	73.3	74.0	265.2	—	412.5
Long-term debt, net of current portion	661.7	15.5	7.1	—	684.3
Pension and other long-term liabilities	236.6	0.6	234.7	—	471.9
Minority interest		—	35.1	—	35.1
Parent loans	(265.1)	(30.4)	292.3	3.2	—
Common stock	—	—	—	—	—
Preferred stock	12.1	—	—	—	12.1
Additional paid-in capital	685.6	519.0	570.6	(1,089.6)	685.6
Retained earnings (accumulated deficit)	(575.6)	(305.5)	(122.1)	427.6	(575.6)
Accumulated other comprehensive income (loss)	73.3	—	61.7	(61.7)	73.3

Total stockholders’ equity	195.4	213.5	510.2	(723.7)	195.4

Total liabilities and stockholders’ equity	$901.9	$273.2	$1,344.6	$(720.5)	$1,799.2

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended October 31, 2006
(Unaudited)

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows provided by (used for) operating activities	$(24.3)	$0.6	$107.6	$—	$83.9

Cash flows from investing activities:
Purchase of property, plant, equipment and tooling	—	(17.0)	(33.6)	—	(50.6)
Proceeds from disposal of assets and businesses	—	16.6	1.0	—	17.6
Capital contributed by minority shareholders	—	—	0.4	—	0.4

Cash used for investing activities	—	(0.4)	(32.2)	—	(32.6)

Cash flows from financing activities:
Changes in bank borrowings and credit facility	—	(1.0)	(1.5)	—	(2.5)
Repayment of long term debt	(3.4)	(13.1)	(11.8)	—	(28.3)
Bank finance fees paid	(2.9)	—	—	—	(2.9)
Dividends paid to minority shareholders	—	—	(1.8)	—	(1.8)

Cash used for financing activities	(6.3)	(14.1)	(15.1)	—	(35.5)

Increase (decrease) in parent loans and advances	31.4	13.9	(45.3)	—	—
Effect of exchange rates on cash and cash equivalents	—	—	1.4	—	1.4

Increase in cash and cash equivalents	0.8	—	16.4	—	17.2
Cash and cash equivalents at beginning of period	(4.1)	0.6	46.0	—	42.5

Cash and cash equivalents at end of period	$(3.3)	$0.6	$62.4	$—	$59.7

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended October 31, 2005
(Unaudited)

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows provided by (used for) operating activities	$(83.8)	$15.2	$61.8	$—	$(6.8)

Cash flows from investing activities:
Purchase of property, plant, equipment and tooling	(0.9)	(46.9)	(47.8)	—	(95.6)
Proceeds from disposal of assets and businesses	0.5	13.7	4.3	—	18.5

Cash used for investing activities	(0.4)	(33.2)	(43.5)	—	(77.1)

Cash flows from financing activities:
Changes in bank borrowings and credit facility	—	—	23.9	—	23.9
Repayment of Term Loan B, net of related fees	(73.8)	—	—	—	(73.8)
Borrowings from Term Loan C	150.0	—	—	—	150.0
Borrowings (repayment) of long term debt	29.9	6.3	(2.5)	—	33.7

Cash provided by financing activities	106.1	6.3	21.4	—	133.8

Increase (decrease) in parent loans and advances	(13.9)	6.0	7.9	—	—
Net cash used for operating activities from discontinued operations	—	6.3	(3.1)	—	3.2
Net cash used for investing activities from discontinued operations	—	(0.3)	(0.4)	—	(0.7)
Net cash provided by financing activities from discontinued operations	—	—	—	—	—
Effect of exchange rates on cash and cash equivalents	—	—	(0.7)	—	(0.7)

Increase in cash and cash equivalents	8.0	0.3	43.4	—	51.7
Cash and cash equivalents at beginning of period	(9.3)	(0.2)	44.4	—	34.9

Cash and cash equivalents at end of period	$(1.3)	$0.1	$87.8	$—	$86.6

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
     Originally founded in 1908, we are a leading worldwide producer of aluminum and steel wheels for passenger cars and light trucks and of steel wheels for commercial trucks and trailers. We are also a leading supplier of automotive suspension, brake, and powertrain components. We have global operations with 33 facilities, including business and sales offices, manufacturing facilities, and technical centers, located in 14 countries around the world. We sell our products to every major North American, Japanese, and European manufacturer of passenger cars and light trucks and to commercial highway vehicle customers throughout the world.
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
     In the first nine months of fiscal 2006 we had net sales of $1.7 billion with approximately 60% derived from international markets. For the full year of fiscal 2005, we had sales of $2.3 billion with approximately 57% derived from international markets. We had a loss from operations in the first nine months of fiscal 2006 of $9.4 million and a loss from operations of $395.4 million for the full year of fiscal 2005.
Results of Operations
Consolidated Results — Comparison of the Three Months Ended October 31, 2006 to the Three Months Ended October 31, 2005
     The following table presents selected information about our consolidated results of operations for the periods indicated (dollars in millions):

	Three Months	Three Months
	Ended October 31,	Ended October 31,
	2006	2005	$ Change	% Change
Net sales:
Automotive Wheels	$432.6	$423.3	$9.3	2.2%
Components	156.9	180.7	(23.8)	-13.2%

Total	$589.5	$604.0	$(14.5)	-2.4%

Gross profit	$53.4	$55.3	$(1.9)	-3.4%
Marketing, general, and administrative	35.4	37.5	(2.1)	-5.6%
Asset impairments and other restructuring charges	41.5	3.8	37.7	992.1%
Other expense, net	4.1	(2.8)	6.9	246.4%

Earnings from operations	(27.6)	16.8	(44.4)	-264.3%
Interest expense, net	19.4	18.6	0.8	4.3%
Other non-operating expense	—	0.2	(0.2)	-100.0%
Income tax expense	9.5	10.2	(0.7)	-6.9%
Minority interest	3.1	2.4	0.7	29.2%

Loss from continuing operations	(59.6)	(14.6)	(45.2)	-309.6%
Income from discontinued operations, net of tax of $0.4	—	0.8	(0.8)	-100.0%

Net loss	$(59.6)	$(13.8)	$(45.8)	-331.9%

Sales
     Our net sales decreased 2.4% or $14.5 million to $589.5 million in the third quarter of fiscal 2006 from $604.0 million in the third quarter of fiscal 2005. Lower volumes decreased sales $28 million compared to the prior year. The sale of our Cadillac, Michigan iron foundry during fiscal 2005 resulted in lower sales of $7 million compared to the third quarter of fiscal 2005, while lower pricing and unfavorable product mix contributed $16 million to the decline in sales. Partially offsetting these declines were the impact of favorable fluctuations in foreign exchange rates relative to the U.S. dollar and the impact of higher aluminum pass-through pricing, which increased sales $15 million and $22 million, respectively.
Gross profit
     Our gross profit decreased $1.9 million or 3.4% in the third quarter of fiscal 2006 to $53.4 million from $55.3 million in the third quarter of fiscal 2005. Lower unit volumes, price decreases, and an unfavorable product mix led to a decline in gross profit of $12 million. The sale of our Cadillac, Michigan iron foundry during fiscal 2005 resulted in lower gross profit of $2 million. Lower depreciation expense, primarily resulting from the impairment of fixed assets in the Components business during the fourth quarter of fiscal 2005, increased gross profit approximately $7 million. Reductions in U.S. wages and benefits during fiscal 2006 and other improvements in operational efficiencies increased gross profit $5 million.
Marketing, general, and administrative
     Our marketing, general, and administrative expense decreased $2.1 million to $35.4 million during the third quarter of fiscal 2006 from $37.5 million in the third quarter of fiscal 2005. Cost reductions, predominantly due to salaried wage and benefits changes put into effect during fiscal 2006, are responsible for the decrease.
Asset impairments and other restructuring charges
     During the third quarter of fiscal 2006, we recorded facility closure and restructuring charges of $41.5 million. In the Automotive Wheels segment we recorded expense of $1.9 million, principally related to severance at our Campiglione, Italy and Huntington, Indiana aluminum wheel facilities, as well as severance for our North American Wheel Group staff. The Components business recorded asset impairment and other restructuring charges of approximately $39.5 million due to facility, machinery, equipment, and intangible asset impairments at our Bristol, Indiana and Montague, Michigan facilities, as well as expenses related to a reduction-in-force at our Technology Center in Ferndale, Michigan. The Other segment expense of $0.1 million is related to severance expense at our corporate offices.

     During the third quarter of fiscal 2005 we recorded facility closure, employee restructuring, and asset impairment expenses of $3.8 million. In the Automotive Wheels segment we recorded expenses of $3.1 million, primarily related to the closing of our La Mirada, California aluminum wheel facility, asset impairments at our Somerset, Kentucky facility, as well as employee restructuring in our wheel facilities in Spain and Italy. The Components segment recorded a $0.7 million charge for the impairment of fixed assets in our Cadillac, Michigan iron foundry, which was later sold in fiscal 2005.
Interest expense, net
     Interest expense increased $0.8 million to $19.4 million for the third quarter of fiscal 2006 from $18.6 million for the third quarter of fiscal 2005. The increase was driven primarily by higher short-term interest rates.
Income taxes
     Income tax expense was $9.5 million for the third quarter of fiscal 2006 compared to expense of $10.2 million for the third quarter of fiscal 2005. The income tax rate varies from the United States statutory income tax rate of 35% due primarily to losses in the United States without recognition of a corresponding income tax benefit, as well as effective income tax rates in certain foreign jurisdictions that are lower than the United States statutory rates. Accordingly, our worldwide tax expense may not bear a normal relationship to earnings before taxes on income.
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
Net loss
     Due to factors mentioned above, net loss during the third quarter of fiscal 2006 was $59.6 million as compared to a net loss of $13.8 million in the third quarter of fiscal 2005.
Segment Results — Comparison of the Three Months Ended October 31, 2006 to the Three Months Ended October 31, 2005
Automotive Wheels
     The following table presents net sales, earnings from operations, and other information for the Automotive Wheels segment for the periods indicated (dollars in millions):

	Three Months	Three Months
	Ended October 31,	Ended October 31,
	2006	2005	$ Change
Net sales	$432.6	$423.3	$9.3
Asset impairments and other restructuring charges:
Facility closure costs	$0.4	$1.5	$(1.1)
Impairment of facility, machinery, and equipment	—	1.1	(1.1)
Severance and other restructuring costs	1.5	0.5	1.0

Total asset impairments and other restructuring charges	$1.9	$3.1	$(1.2)
Earnings from operations	$23.4	$22.2	$1.2

Net sales
     Net sales from our Automotive Wheels segment rose $9.3 million or 2.2% to $432.6 million in the third quarter of fiscal 2006 from $423.3 million during the third quarter of fiscal 2005. Favorable fluctuations in foreign exchange rates relative to the U.S. dollar increased sales $13 million, but was partially offset by lower pricing. Higher metal pass-through pricing increased sales $12 million. Lower unit volumes, primarily in North America, decreased sales $8 million compared to the same period in the prior year.
Asset impairments and other restructuring charges
     In the third quarter of fiscal 2006 we recorded facility closure and restructuring charges for the Automotive Wheels segment of $1.9 million, primarily related to the closure of our Campiglione, Italy and Huntington, Indiana aluminum wheel facilities, as well as severance for our North American Wheel Group staff. In fiscal 2005 we recorded impairment, facility closure, and restructuring costs of $3.1 million, most of which related to the closure of our La Mirada, California aluminum wheel facility.
Earnings from operations
     Earnings from our Automotive Wheels segment increased $1.2 million to $23.4 million in the third quarter of fiscal 2006 from $22.2 million in the third quarter of fiscal 2005. The increase in profitability was driven by reductions in U.S. wages and benefits in our North American operations during fiscal 2006, lower depreciation costs, favorable material costs, and other improvements in operational efficiencies. Partially offsetting these gains were lower unit volumes and pricing, which decreased earnings from operations $5 million compared to the same period last year.
Components
     The following table presents net sales, loss from operations, and other information for the Components segment for periods indicated (dollars in millions):

	Three Months	Three Months
	Ended October 31,	Ended October 31,
	2006	2005	$ Change
Net sales	$156.9	$180.7	$(23.8)
Asset impairments and other restructuring charges:
Impairment of facility, machinery, equipment, and intangibles	$39.0	$0.7	$38.3
Severance and other restructuring costs	0.5	—	0.5

Total asset impairments and other restructuring charges	$39.5	$0.7	$38.8
Loss from operations	$(45.7)	$(1.7)	$(44.0)
Net sales
     Net sales from our Components segment fell $23.8 million or 13.2% to $156.9 million in the third quarter of fiscal 2006 from $180.7 million during the third quarter of fiscal 2005. Lower unit volumes, primarily in the suspension business, decreased sales by $20 million. Year-over-year sales were negatively impacted by $7 million due to the sale of our Cadillac, Michigan iron foundry in fiscal 2005. Higher metal pass-through pricing increased sales $10 million. This increase was partially offset by lower pricing and an unfavorable mix, mainly in our suspension business.
Asset impairments and other restructuring charges
     In the third quarter of fiscal 2006 our Components business recorded asset impairments and employee restructuring charges of approximately $39.5 million, mainly related to impairments of facility, machinery, equipment, and intangible assets at our Bristol, Indiana and Montague, Michigan facilities, as well as a reduction-in-force at our Technology Center in Ferndale, Michigan. During the third quarter of fiscal 2005 our Components segment reported a $0.7 million charge resulting from the impairment of fixed assets in our Cadillac, Michigan iron foundry, which was later sold in fiscal 2005.

Loss from operations
     Loss from our Components segment increased $44.0 million to $45.7 million in the third quarter of fiscal 2006 compared to a loss of $1.7 million in the third quarter of fiscal 2005. Asset impairments of $39.5 million at the Bristol, Indiana and Montague, Michigan facilities are the main reason for the loss. Lower depreciation costs of $5 million resulting from the impairment of fixed assets in the fourth quarter of fiscal year 2005 and increased productivity associated with the reduction of U.S. wages and benefits during fiscal 2006 were more than offset by lower unit volumes, an unfavorable product mix, and lower pricing.
Other
     The following table presents loss from operations for the Other segment for the periods indicated (dollars in millions):

	Three Months	Three Months
	Ended October 31,	Ended October 31,
	2006	2005	$ Change
Loss from operations	$(5.3)	$(3.7)	$(1.6)
Loss from operations
     Loss from operations in the third quarter of fiscal 2006 was $5.3 million compared to a loss of $3.7 million during the third quarter of fiscal 2005. Decreases in wage and benefit costs were offset by increased retiree medical and long term incentive expenses.
Results of Operations
Consolidated Results — Comparison of the Nine Months Ended October 31, 2006 to the Nine Months Ended October 31, 2005
     The following table presents selected information about our consolidated results of operations for the periods indicated (dollars in millions):

	Nine Months	Nine Months
	Ended October 31,	Ended October 31,
	2006	2005	$ Change	% Change
Net sales:
Automotive Wheels	$1,255.9	$1,215.9	$40.0	3.3%
Components	489.8	533.3	(43.5)	-8.2%

Total	$1,745.7	$1,749.2	$(3.5)	-0.2%

Gross profit	$162.8	$148.7	$14.1	9.5%
Marketing, general, and administrative	118.9	123.0	(4.1)	-3.3%
Asset impairments and other restructuring charges	48.1	37.6	10.5	27.9%
Other expense, net	5.2	6.8	(1.6)	-23.5%

Earnings (loss) from operations	(9.4)	(18.7)	9.3	49.7%
Interest expense, net	56.8	49.7	7.1	14.3%
Other non-operating expense	—	0.6	(0.6)	-100.0%
Income tax expense	30.4	18.8	11.6	61.7%
Minority interest	7.5	7.5	—	0.0%

Loss from continuing operations	(104.1)	(95.3)	(8.8)	-9.2%
Income from discontinued operations, net of tax of $0.8	—	3.5	(3.5)	-100.0%

Net loss	$(104.1)	$(91.8)	$(12.3)	-13.4%

Sales
     Our net sales decreased 0.2% or $3.5 million to $1,745.7 million in the first nine months of fiscal 2006 from $1,749.2 million in the first nine months of fiscal 2005. Lower overall sales volumes decreased sales by $3 million, while lower pricing and an unfavorable product mix resulted in a $53 million sales decrease. In addition, sales were negatively impacted by $20 million by the sale of our

Cadillac, Michigan iron foundry and Equipment and Engineering business in Au Gres, Michigan during fiscal 2005. Favorable fluctuations in foreign exchange rates relative to the U.S. dollar and the impact of higher metal pass-through pricing increased sales $18 million and $55 million, respectively, in the first nine months of fiscal 2006.
Gross profit
     Our gross profit increased $14.1 million or 9.5% in the first nine months of fiscal 2006 to $162.8 million compared to $148.7 million in the first nine months of fiscal 2005. Lower depreciation expense, primarily resulting from the impairment of fixed assets in the Components business during the fourth quarter of fiscal 2005, increased gross profit approximately $25 million. Lower unit volumes, lower pricing, and an unfavorable product mix resulted in a decline in gross profit of $33 million. The remaining difference can be explained primarily by reductions in hourly wages and benefits during fiscal 2006 and improvements in operational efficiencies.
Marketing, general, and administrative
     Our marketing, general, and administrative expense decreased $4.1 million to $118.9 million during the first nine months of fiscal 2006 from $123.0 million in the first nine months of fiscal 2005. This was primarily due to reductions in salaried wages and benefits during fiscal 2006.
Asset impairments and other restructuring charges
     During the first nine months of fiscal 2006 we recorded facility closure, employee restructuring, and asset impairment charges of $48.1 million. In the Automotive Wheels segment we recorded expense of $5.1 million, primarily related to the closing of our Campiglione, Italy and Huntington, Indiana aluminum wheel facilities, as well as severance for our North American Wheel Group staff. The Components business recorded expense of $41.7 million during the first nine months of fiscal 2006. This included $39.0 million of facility, machinery, equipment, and intangible asset impairments at our Bristol, Indiana and Montague, Michigan facilities. In addition, we recorded employee restructuring charges in our Components segment of approximately $1 million related to a reduction-in-force at our Nuevo Laredo, Mexico facility as well as severance expense associated with staff consolidations. The Other segment expense of $1.3 million is related to severance at our corporate offices and impairment of information technology equipment at our closed facilities.
     During the first nine months of fiscal 2005 we recorded facility closure, employee restructuring, and asset impairment expenses of $37.6 million. In the Automotive Wheels segment we recorded expenses of $6.9 million, primarily related to the closing of our La Mirada, California aluminum wheel facility, as well as employee restructuring in our facilities in Spain and Italy. The Components segment recorded a $30.7 million charge related to the impairment of fixed assets in our Cadillac, Michigan iron foundry, which was later sold in fiscal 2005.
Interest expense, net
     Interest expense increased $7.1 million to $56.8 million for the first nine months of fiscal 2006 from $49.7 million for the first nine months of fiscal 2005. The increase was driven primarily by higher short-term interest rates.
Income taxes
     Income tax expense was $30.4 million for the first nine months of fiscal 2006 compared to $18.8 million for the first nine months of fiscal 2005. The income tax rate varies from the United States statutory income tax rate of 35% due primarily to losses in the United States without recognition of a corresponding income tax benefit, as well as effective income tax rates in certain foreign jurisdictions that are lower than the United States statutory rates. Accordingly, our worldwide tax expense may not bear a normal relationship to earnings before taxes on income. Income tax expense for the first nine months of fiscal 2006 includes a charge of $7.9 million for the recognition of a valuation allowance against the net deferred tax assets of the operations in our Hoboken, Belgium facility.
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
Net loss
     Due to factors mentioned above, net loss during the first nine months of fiscal 2006 was $104.1 million as compared to a net loss of $91.8 million in the first nine months of fiscal 2005.
Segment Results — Comparison of the Nine Months Ended October 31, 2006 to the Nine Months Ended October 31, 2005
Automotive Wheels
     The following table presents net sales, earnings from operations, and other information for the Automotive Wheels segment for the periods indicated (dollars in millions):

	Nine Months	Nine Months
	Ended October	Ended October 31,
	31, 2006	2005	$ Change
Net sales	$1,255.9	$1,215.9	$40.0
Asset impairments and other restructuring charges:
Facility closure costs	$1.9	$2.7	$(0.8)
Impairment of facility, machinery, and equipment	0.1	1.8	(1.7)
Severance and other restructuring costs	3.1	2.4	0.7

Total asset impairments and other restructuring charges	$5.1	$6.9	$(1.8)
Earnings from operations	$52.6	$45.6	$7.0
Net sales
     Net sales from our Automotive Wheels segment rose $40.0 million or 3.3% to $1,255.9 million in the first nine months of fiscal 2006 from $1,215.9 million during the first nine months of fiscal 2005. Favorable fluctuations in foreign exchange rates relative to the U.S. dollar increased sales $18 million. Higher unit volumes, primarily on international steel passenger car and truck wheels, increased sales $32 million in the first nine months of fiscal 2006 compared to the same period in the prior year. While higher metal pass-through pricing increased sales $33 million, this increase was more than offset by lower pricing and an unfavorable mix.
Asset impairments and other restructuring charges
     In the first nine months of fiscal 2006 we recorded impairment, facility closure, and restructuring charges for the Automotive Wheels segment of $5.1 million, primarily related to the closure of our Campiglione, Italy and Huntington, Indiana aluminum wheel facilities, as well as severance for our North American Wheel Group staff. In fiscal 2005 we recorded impairment, facility closure, and restructuring costs of $6.9 million, most of which related to the closure of our La Mirada, California aluminum wheel facility.
Earnings from operations
     Earnings from our Automotive Wheels segment increased $7.0 million to $52.6 million in the first nine months of fiscal 2006 from $45.6 million in the first nine months of fiscal 2005. The increase in profitability was fueled by reductions in U.S. wages and benefits in our North American operations during fiscal 2006 and improvements in operational efficiencies, as well as strong unit volumes, which were responsible for $11 million of the increase. While lower depreciation expense and favorable material costs increased earnings during the first nine months of fiscal 2006, these factors were offset by lower pricing and an unfavorable product mix.
Components
     The following table presents net sales, loss from operations, and other information for the Components segment for periods indicated (dollars in millions):

	Nine Months	Nine Months
	Ended	Ended
	October 31,	October 31,
	2006	2005	$ Change
Net sales	$489.8	$533.3	$(43.5)
Asset impairments and other restructuring charges:
Facility closure costs	$—	$—	$—
Impairment of facility, machinery, equipment, and intangibles	39.1	30.7	8.4
Severance and other restructuring costs	2.6	—	2.6

Total asset impairments and other restructuring charges	$41.7	$30.7	$11.0
Loss from operations	$(46.9)	$(43.3)	$(3.6)
Net sales
     Net sales from our Components segment fell $43.5 million or 8.2% to $489.8 million in the first nine months of fiscal 2006 from $533.3 million during the first nine months of fiscal 2005. Lower unit volumes led to a $36 million decrease in sales compared to the prior year. Year-over-year sales were also negatively impacted by $20 million as a result of the sale of our Cadillac, Michigan iron foundry and our Equipment and Engineering business in fiscal 2005. Higher metal pass-through pricing increased sales $23 million, but was partially offset by lower pricing and an unfavorable mix, primarily in our suspension business.
Asset impairments and other restructuring charges
     The Components business recorded asset impairment and other restructuring charges of $41.7 million during the first nine months of fiscal 2006. This included $39.0 million of facility, machinery, equipment, and intangible asset impairments at our Bristol, Indiana and Montague, Michigan facilities. In addition, we recorded employee restructuring charges of approximately $1 million related to a reduction-in-force at our Nuevo Laredo, Mexico facility as well as severance expense associated with the consolidation of staff in the Components business. The expense of $30.7 million for the nine months ended October 31, 2005 is related to the impairment of our Cadillac, Michigan facility, which was sold in December of 2005.
Loss from operations
     Components loss from operations was $46.9 million during the first nine months of fiscal 2006 compared to a loss from operations of $43.3 million during the first nine months of fiscal 2005. The main factor for the loss relates to impairments at our Bristol, Indiana and Montague, Michigan facilities. In the prior year, impairments included $30.7 million of charges related to our Cadillac, Michigan iron foundry. Partially offsetting the loss in fiscal 2006 was lower depreciation expense resulting from the impairment of fixed assets in fiscal 2005, lower costs resulting from the reduction of U.S. wages and benefits during fiscal 2006, and reduced allocation of corporate overhead charges.
Other
     The following table presents loss from operations for the Other segment for the periods indicated (dollars in millions):

	Nine Months	Nine Months
	Ended October 31,	Ended October 31,
	2006	2005	$ Change
Loss from operations	$(15.1)	$(21.0)	$5.9
Loss from operations
     The loss from operations in the first nine months of fiscal 2006 was $15.1 million compared to a loss of $21.0 million during the first nine months of fiscal 2005. The primary reasons for the profitability improvement were lower employee expenses at our corporate headquarters and a reduction in the use of outside consultants.

Liquidity and Capital Resources
Cash Flows
     Operating Activities: Cash provided by our operations was $83.9 million in the first nine months of fiscal 2006 compared to cash used of $6.8 million in the first nine months of fiscal 2005. The $90.7 million improvement resulted primarily by the availability and utilization of our accounts receivable securitization facility. Changes in customer credit ratings during the first nine months of fiscal 2005 led to restricted availability and we decreased the utilization of the facility by approximately $35 million. In fiscal 2006, we modified the terms of the accounts receivable facility and increased overall availability. During the first nine months of fiscal 2006, we increased the utilization of the facility by approximately $34 million.
     Investing Activities: Cash used for investing activities was $32.6 million during the first nine months of fiscal 2006 compared to $77.1 million in the first nine months of fiscal 2005. This decrease was primarily due to lower capital expenditures as many of our expansion projects were completed during fiscal 2005. These expenditures were primarily for additional machinery and equipment to improve productivity, reduce costs, meet demand for new vehicle platforms, and meet expected requirements for our products.
     Financing Activities: Cash used for financing activities was $35.5 million in the first nine months of fiscal 2006 compared to cash provided by financing activities of $133.8 million in the first nine months of fiscal 2005. This decrease in cash flow from financing activities is primarily due to the Term Loan C proceeds received in the previous year as well as capital lease and international debt repayments made in the current year.
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
Other Liquidity Matters
     During the third quarter of fiscal 2004 two of our OEM customers in the U.S. notified us of the discontinuance of accelerated payment programs in which we participated. The termination of these programs had no impact during the first nine months of fiscal 2006 and negatively impacted cash flow during the first nine months of fiscal 2005 by $12 million. Our domestic accounts receivable securitization program initially established on December 9, 2004 was intended to offset the negative impact associated with the loss of these programs.
     During fiscal 2005 and fiscal 2006 the credit ratings of Ford and GM, two of our largest customers, were downgraded by S&P and Moody’s. The impact of the ratings downgrade reduced the amount of Ford and GM receivables that were eligible to be securitized under our initial domestic accounts receivable securitization agreement. On May 30, 2006, this facility was replaced by a new $65 million accounts receivable securitization facility that allows us to finance additional Ford and GM receivables. As of October 31, 2006, a total of $45 million was financed under this program.
     During fiscal 2005 we established an accounts receivable financing program in Germany with a local financial institution. Borrowings under this program of $23.7 million and $24.2 million at October 31, 2006 and January 31, 2006, respectively, are included in short term bank borrowings.
     During July of 2006 we established an accounts receivable factoring program in the Czech Republic with a local financial institution. The program limit is approximately $15 million. As of October 31, 2006, a total of $3.2 million was factored under this program. The transactions are accounted for as sales of receivables under the provisions of SFAS 140 and the receivables are removed from the Consolidated Balance Sheets.

Credit Ratings
     As of October 31, 2006 our credit ratings were as follows:

	S&P	Moody’s
Corporate and Bank Debt rating	B-	B3
Senior Note rating	CCC	Caa2
Off Balance Sheet Arrangements
     On December 9, 2004 we established an accounts receivable securitization facility in the U.S., which provided up to $75 million in funding from commercial paper conduits sponsored by commercial lenders. On May 30, 2006, we established a new $65 million accounts receivable securitization facility with commercial lenders in the U.S. that replaced the program established on December 9, 2004. The new program’s structure is similar to the program that was replaced. The facility has an expiration date of June 3, 2008 and funding under the facility bears interest based on LIBOR plus 2.5%. The actual amount of funding available at any given time is based on availability of eligible receivables and other customary factors.
     Pursuant to the securitization facility, certain of our consolidated subsidiaries sell substantially all U.S. short term receivables to a non-consolidated special purpose entity (SPE I) at face value and no gains or losses are recognized in connection with the sales. The purchase price for the receivables sold to SPE I is paid in a combination of cash and short term notes. The short term notes appear in Other Receivables on our Consolidated Balance Sheets and represent the difference between the face amount of accounts receivables sold and the cash received for the sales. SPE I resells the receivables to a non-consolidated qualifying special purpose entity (SPE II) at an annualized discount of 2.4% to 4.4%. SPE II pays the purchase price for the receivables with cash received from borrowings and a short term note to SPE I for the excess of the purchase price of the receivables over the cash payment. SPE II pledges the receivables to secure borrowings from commercial lenders. This debt is not included in our consolidated financial statements.
     Collections for the receivables are serviced by us and deposited into an account controlled by the program agent. The servicing fees payable to us are set off against interest and other fees payable to the program agent and lenders. The program agent uses the proceeds to pay off the short term borrowings from commercial lenders and returns the excess collections to SPE II, which in turn pays down the short term note issued to SPE I. SPE I then pays down the short term notes issued to the consolidated subsidiaries.
     The securitization transactions are accounted for as sales of the receivables under the provisions of SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140) and were removed from the Consolidated Balance Sheets. The proceeds received are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Costs associated with the receivables facility are recorded as other expense in the Consolidated Statements of Operations.
     At October 31, 2006 and January 31, 2006 the outstanding balances of receivables sold to special purpose entities were $86 million and $112 million, respectively. Our net retained interests at October 31, 2006 and January 31, 2006 were $41 million and $101 million, respectively, which are disclosed as Other Receivables on the Consolidated Balance Sheets and in cash flows from operating activities in the Consolidated Statements of Cash Flows. Advances from lenders at October 31, 2006 and commercial paper conduits at January 31, 2006 were $45 million and $11 million, respectively.
Contractual Obligations
     The following table identifies our significant contractual obligations as of October 31, 2006 (dollars in millions):

	Payment Due by Period
	Less than 1
	Year	1-3 Years	4-5 Years	After 5 Years	Total
Short-term borrowings	$24.3	$—	$—	$—	$24.3
Long-term debt	8.0	327.7	313.1	—	648.8
Mortgage note payable	0.2	21.7	—	—	21.9
Capital lease obligations	1.0	2.1	2.4	—	5.5
Operating leases	7.7	8.1	1.0	0.3	17.1
Capital expenditures	28.3	—	—	—	28.3
United States pension contributions	19.8	14.1	6.7	1.3	41.9

Total obligations	$89.3	$373.7	$323.2	$1.6	$787.8

Other Cash Requirements
     We anticipate the following approximate significant cash requirements to be paid during the remainder of fiscal 2006 (dollars in millions):

Interest	$24.1
Taxes	4.8
United States pension	3.0
Restructuring costs	5.2
New Accounting Pronouncements
     In September 2006 the Financial Accounting Standards Board (FASB) issued SFAS 157, “Fair Value Measurements” (SFAS 157). This standard defines fair value, establishes a framework for measuring fair value in conformity with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not introduce new requirements for when fair value measures must be used, but focuses on how to measure fair value by establishing a fair value hierarchy to classify the sources of information used to measure fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management is assessing the potential impact on present fair value measurement techniques, disclosures, and our financial position.
     In September 2006 the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). This standard requires employers that sponsor defined benefit plans to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur, through comprehensive income. SFAS 158 requires prospective application and is effective for financial statements issued for fiscal years ending after December 15, 2006. The adoption of SFAS 158 is not expected to have a significant impact on our financial condition or results of operations.
     In September 2006 the SEC issued Staff Accounting Bulletin 108 “Quantifying Financial Misstatements” (SAB 108), which provides guidance on quantifying and evaluating the materiality of financial statement misstatements, as well as guidance on correcting errors using a dual approach. When evaluating materiality, registrants should consider the effects of present and prior year misstatements on both the balance sheet and income statement, and also the present year effects on each of the adjusting prior year misstatements that were appropriately considered immaterial under the previous approach. SAB 108 is effective for fiscal years ending after November 15, 2006.
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
     The value of our consolidated assets and liabilities located outside the United States (translated at period end exchange rates) and income and expenses (translated using average rates prevailing during the period), generally denominated in the Euro, Czech Crown, and the Brazilian Real, are affected by the translation into our reporting currency (the U.S. Dollar). Such translation adjustments are reported as a separate component of stockholders’ equity. In future periods, foreign exchange rate fluctuations could have an increased impact on our reported results of operations. However, due to the self-sustaining nature of our foreign operations, we believe we can effectively manage the effect of these currency fluctuations. In addition, in order to further hedge against such currency rate fluctuations, we have, from time to time, entered into certain foreign currency swap arrangements. In January 2006, we entered into a foreign currency swap agreement in Euros with a total notional value of $50 million to hedge our net investment in certain of our foreign subsidiaries. The swap agreement is expected to settle in January 2009.
Interest Rates
     We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed rate debt. We have from time to time entered into interest rate swap arrangements to further hedge against interest rate fluctuations. In January 2006 we entered into an interest rate swap agreement with a total notional value of $50 million to hedge the variability of interest payments associated with our variable-rate term debt. The swap agreement is expected to settle in January 2009. Since the interest rate swap hedges the variability of interest payments on variable rate debt with the same terms, it qualifies for cash flow hedge accounting treatment. At October 31, 2006 and January 31, 2006 approximately $451 million and $454 million, respectively, of our debt was variable rate debt after considering the impact of the swap.
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
     As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, along with the Disclosure Committee, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of October 31, 2006 due to a continuing material weakness in our internal controls over accounting for income taxes previously reported in our Annual Report on Form 10-K for the year ended January 31, 2006.
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
     Except as set forth above, there have been no changes in our internal control over financial reporting that occurred during the first nine months of fiscal 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     There have been no material developments to our legal proceedings since our Quarterly Report on Form 10-Q filed on June 14, 2006.
Item 1A. Risk Factors
     There have been no material changes from the risk factors as previously disclosed in our most recent Annual Report on Form 10-K.
Item 2. Changes in Securities and Use of Proceeds
     None.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     On June 14, 2005, the Board of Directors of Hayes Lemmerz International, Inc. (HLI) adopted the HLI Officer Bonus Plan (the Plan) to provide financial incentives for certain of our officers (the Officers) to remain with the Company and to achieve strategic performance objectives. The HLI Board of Directors believed that, due to the turbulent conditions in the industry and the related impact on the price of HLI’s shares of stock, the grants of restricted stock units and stock options under the HLI’s Long Term Incentive Plan no longer provided a sufficient incentive to motivate and retain the Officers. The HLI Board believes that the Company has a strong management team, which has a well developed long term strategy which the HLI Board believes will be successful. The HLI Board believed, and believes, that it is important to provide a sufficient financial incentive, payable over several years, to retain the Officers and focus them on the continued implementation of their strategic performance objectives.
     The HLI Compensation Committee, in consultation with an independent executive compensation expert, developed the Plan to address these concerns and presented it to the HLI Board for approval. The HLI Board believed that the financial incentives in the Plan would motivate the Officers to remain with the Company and to focus on their strategic performance objectives, consistent with the Company’s global strategies and initiatives.
     The Plan is administered by the HLI Compensation Committee, which determines in its sole discretion, subject to the terms of the Plan, the performance goals and the amount payable under any award. Each of the Named Executive Officers specified in the Proxy Statement for HLI’s 2006 Annual Meeting filed with the Securities and Exchange Commission on May 31, 2006 (Named Executive Officers) received awards under the Plan, which awards established performance goals for the performance period from January 1, 2005 through June 30, 2006. The performance goals relate to the achievement of confidential business objectives, the disclosure of which would adversely affect our competitive position. The awards under the Plan were originally payable in thirds, over a period of three years.
     The target award for each Named Executive Officer, other than our Chief Executive Officer, was 100% of base salary (without taking into account voluntary reductions in base salary), with a maximum award of 200% of base salary. The target award for our Chief Executive Officer was 200% of base salary (without taking into account voluntary reductions in base salary), with a maximum award of 300% of base salary. The determination of the degree to which each Named Executive Officer achieved the performance goals and the amount of the awards payable was to have been determined at the end of the performance period. On September 7, 2006, at the request of participants in the Plan, the HLI Compensation Committee decided to defer the determination of awards to be paid under the Plan with respect to such performance period until no later than February 1, 2007.
     On December 8, 2006, the HLI Compensation Committee determined the degree to which each Named Executive Officer still employed by the Company at the end of the performance period achieved the performance objectives and the amount of the award payable to each such Named Executive Officer. The level of awards reflects the Compensation Committee’s determination that the

Named Executive Officers have made significant contributions to the Company through the achievement of their performance objectives under the Plan. The following table sets forth the total amount of the award and the payment dates for the award to each such Named Executive Officer, expressed in dollars and as a percentage of base salary:

			Payable
	Total		July 2006,
	Award	Percentage of	Deferred to	Payable	Payable
Name	Payable	Base Salary	2007	July 2007	July 2008
Curtis J. Clawson	$1,800,000	225%	$600,000	$600,000	$600,000
James A. Yost	$810,000	180%	$270,000	$270,000	$270,000
Fred Bentley	$684,000	180%	$228,000	$228,000	$228,000
Daniel M. Sandberg	$350,000	100%	$116,667	$116,666	$116,666
     Awards made under the Plan will be paid in three equal installments. The first installment will be paid on January 5, 2007 to all Named Executive Officers, other than the Chief Executive Officer, whose first installment will be paid on the same date as other employees receive payments with respect to 2006 under the HLI Short Term Incentive Plan and Gainsharing Plan. The remaining installments will be paid in July 2007 and July 2008. Payment of awards is accelerated upon a change in control. Generally, a participant will only be entitled to payment of an award if the participant continues to be an eligible officer on the date of payment.
Item 6. Exhibits

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
     December 15, 2006

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