Form 10-K
period 2007-01-31
HLI OPERATING CO INC
filed 2007-04-12
CIK 1257296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended January 31, 2007

Commission file number: 333-107539

HLI Operating Company, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	30-0167742 (I.R.S. Employer Identification No.)
15300 Centennial Drive, Northville, Michigan (Address of Principal Executive Offices)	48168 (Zip Code)

Registrant’s telephone number, including area code:
(734) 737-5000

Securities Registered Pursuant to Section 12(b) of the Act:
None

Name of Each Exchange on which Registered:
Not applicable

Securities Registered Pursuant to Section 12(g) of the Act:
None

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

The aggregate market value of the registrant’s common stock held by non-affiliates was $99.7 million based on the reported last sale price of common stock on July 31, 2006, which is the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, shares held by affiliates are limited to shares beneficially owned by the registrant’s current officers and directors, which represented approximately 1.1% of all shares as of April 4, 2007.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court.  Yes ☑     No ☐

The number of shares of Common Stock outstanding as of April 10, 2007 was 590,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	Form 10-K Part

Portions of the Registrant’s notice of annual meeting of shareholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of January 31, 2007	Part III

HLI OPERATING COMPANY, INC.

FORM 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

Unless otherwise indicated, references to “we,” “us,” or “our” mean HLI Operating Company, Inc., a Delaware corporation, and our subsidiaries. References to fiscal year means the 12-month period commencing on February 1st of that year and ending January 31st of the following year (e.g., fiscal 2006 means the period beginning February 1, 2006, and ending January 31, 2007). This report contains forward looking statements with respect to our financial condition, results of operations, and business. All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward-looking. Such forward-looking statements include, among others, those statements including the words “expect,” “anticipate,” “intend,” “believe,” and similar language. These forward looking statements involve certain risks and uncertainties. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others: (1) competitive pressure in our industry; (2) fluctuations in the price of steel, aluminum, and other raw materials; (3) changes in general economic conditions; (4) our dependence on the automotive industry (which has historically been cyclical) and on a small number of major customers for the majority of our sales; (5) pricing pressure from automotive industry customers and the potential for re-sourcing of business to lower-cost providers; (6) changes in the financial markets or our debt ratings affecting our financial structure and our cost of capital and borrowed money; (7) the uncertainties inherent in international operations and foreign currency fluctuations; (8) our ability to divest non-core assets and businesses; (9) our ability to consummate the previously announced Rights Offering; and (10) the risks described in Section 1A, “Risk Factors.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We have no duty to update the forward looking statements in this Annual Report on Form 10-K and we do not intend to provide such updates.

PART I

Item 1.	Business

Business Overview and Development

Originally founded in 1908, HLI Operating Company, Inc.1 is a leading worldwide producer of aluminum and steel wheels for passenger cars and light trucks and of steel wheels for commercial trucks and trailers. We are also a leading supplier of automotive brake and powertrain components. We have global operations with 30 facilities, including business and sales offices and manufacturing facilities located in 14 countries around the world. We sell our products to every major North American, Japanese, and European manufacturer of passenger cars and light trucks and to commercial highway vehicle customers throughout the world.

Since 2001, we have taken a number of steps to strengthen our competitive position by expanding our operations in low cost countries, divesting non-core assets, rationalizing production capacity, and focusing on improving our operating performance.

In the beginning of fiscal 2007 we divested our operations in Bristol, Indiana and Montague, Michigan. In fiscal 2006, we divested our operations in Southfield, Michigan. In the fourth quarter of fiscal 2005, we sold a ductile iron foundry in Cadillac, Michigan that manufactured cast iron suspension and powertrain components. These facilities made up our suspension components business (Suspension business) and was part of our Components segment. Also in fiscal 2006 we announced the closure of our technical center in Ferndale, Michigan. In fiscal 2005 we divested non-core operating facilities in Au Gres, Michigan, which designed and manufactured factory equipment. Also in fiscal 2005, we divested our operations in Berea, Kentucky; Chattanooga, Tennessee; and Mexico City, Mexico, which manufactured hubs and brake drums for commercial highway vehicles (Hub and Drum business). We also sold a business that sold electronic brake controllers for towing vehicles in fiscal 2005.

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

We closed our facilities in Huntington, Indiana in fiscal 2006; La Mirada, California and Campiglione, Italy in fiscal 2005; Howell, Michigan in fiscal 2004; and Bowling Green, Kentucky in fiscal 2003. Production at these facilities was transferred to other facilities with excess capacity. We have also focused on continuing to improve operating performance by implementing lean manufacturing and Six Sigma initiatives, centralizing certain accounting, finance, information technology, and other functions, streamlining marketing and general and administrative overhead, and improving internal controls. We expect to continue these efforts and investments in equipment and technologies to improve operating efficiency.

Segment Information

We are organized based primarily on markets served and products produced. Under this organizational structure, our operating segments have been aggregated into three reportable segments: Automotive Wheels,

1 References to “we,” “us,” or “our” mean HLI Operating Company, Inc., a Delaware corporation, and our subsidiaries. References to a fiscal year means the 12-month period commencing on February 1st of that year and ending on January 31st of the following year (i.e., “fiscal 2006” refers to the period beginning February 1, 2006 and ending January 31, 2007, “fiscal 2005” refers to the period beginning February 1, 2005 and ending January 31, 2006, and “fiscal 2004” refers to the period beginning February 1, 2004 and ending January 31, 2005.)

Components, and Other. The Automotive Wheels segment includes results from our operations that primarily design and manufacture fabricated steel and cast aluminum wheels for original equipment manufacturers in the global passenger car, light vehicle, and heavy duty truck markets. Our Components segment includes the design and manufacture of brake and powertrain components for original equipment manufacturers in the global passenger car and light vehicle markets in addition to cast aluminum products for a variety of industries. The Other segment includes financial results related to the corporate office and the elimination of certain intercompany activities.

The Components segment previously included our suspension component facilities in Cadillac, Southfield and Montague, Michigan and in Bristol, Indiana. The Cadillac, Michigan facility was sold in the fourth quarter of fiscal 2005. The Southfield, Michigan facility was sold in the third quarter of fiscal 2006. An agreement to sell the remaining suspension facilities in Montague, Michigan and Bristol, Indiana was reached in the first quarter of fiscal 2007. The sale was completed in February 2007. In the fourth quarter of fiscal 2006, these facilities were reclassified to discontinued operations and assets held for sale. Prior year amounts for the Components segment have been modified to reflect these reclassifications.

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

Automotive Wheels Products

Our Automotive Wheels segment includes three principal classes of products: cast aluminum wheels for passenger cars and light trucks, fabricated steel and aluminum wheels for passenger cars and light trucks, and fabricated steel wheels for commercial trucks and trailers. In fiscal 2006, we announced an intention to begin manufacturing cast aluminum wheels for commercial trucks and trailers.

Cast Aluminum Wheels for Passenger Cars and Light Trucks

We design, manufacture, and distribute a full line of cast aluminum wheels to automotive original equipment manufacturers (OEMs) in North America, Europe, South America, South Africa, and Asia. We manufacture aluminum wheels with bright finishes such as GemTech® machining, clads, and premium paints. With the exception of a limited number of cast aluminum wheels manufactured by Toyota, there is no significant manufacturing of cast aluminum wheels by OEMs.

Europe.  We are one of the leading suppliers of cast aluminum wheels to the passenger car and light truck markets in Europe, where we also design, manufacture, and distribute a full line of cast aluminum wheels. In Europe, our OEM customers demand a wide variety of styles and sizes of cast aluminum wheels and we maintain substantial capabilities to meet this demand.

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

Manufacturing.  We have five cast aluminum wheel manufacturing facilities in Europe, which are located in Barcelona, Spain; Dello, Italy; Hoboken, Belgium; Ostrava, Czech Republic; and Manisa, Turkey. We utilize low pressure casting technologies to manufacture aluminum wheels in our European facilities. Engineering, research, and development for our European cast aluminum wheel operations are performed at our Dello, Italy and Hoboken, Belgium facilities.

North America.  We are also one of the leading suppliers of cast aluminum wheels to the passenger car and light truck markets in North America where we design, manufacture, and distribute a full line of cast aluminum wheels.

Customers.  In fiscal 2006, we sold the majority of our North American cast aluminum wheel production to DaimlerChrysler, Ford, and General Motors for use on vehicles produced in North America. The remainder of our North American cast aluminum wheel production was sold to Japanese OEMs in the United States.

Competition.  Our primary competitor in the North American cast aluminum wheel market is Superior Industries International, Inc. We also compete with Enkei, Dicastal, Prime, and other suppliers operating in North America and exports from countries such as China.

Manufacturing.  We currently have two cast aluminum manufacturing facilities in North America located in Gainesville, Georgia, and Chihuahua, Mexico. We completed an expansion and refurbishment of our Chihuahua and Gainesville facilities in fiscal 2006. Engineering, research, and development for our North American cast aluminum operations are performed at our Northville, Michigan facility.

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

Manufacturing.  In these markets we have cast aluminum wheel manufacturing facilities located near Sao Paulo, Brazil; Johannesburg, South Africa; and Bangkok, Thailand. Engineering, research, and development for our South American, South African, and Asian cast aluminum wheel operations is currently performed at our facilities located in Dello, Italy; Johannesburg, South Africa; and Hoboken, Belgium.

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

Competition.  Our principal competitors for the sale of fabricated steel wheels in Europe include Mefro, Magnetto, Ford, and Volkswagen.

Manufacturing.  We have four fabricated steel wheel manufacturing facilities in Europe, located in Königswinter, Germany; Manresa, Spain; Manisa, Turkey; and Ostrava, Czech Republic. Our Manresa, Spain facility produces wheels for light trucks, recreational vehicles, and vans. Our Manisa, Turkey facility produces wheels for the Turkish market and also exports both OEM and aftermarket wheels to Western Europe. Engineering, research, and development for our European fabricated wheel operations is performed at our facility in Königswinter, Germany.

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

Customers.  We sell substantially all of our North American fabricated steel wheels to DaimlerChrysler, Ford, and General Motors. We produce fabricated aluminum wheels for DaimlerChrysler, Ford, General Motors, and Toyota.

Competition.  Our primary competitors in the North American steel wheel market for passenger cars and light trucks are ArvinMeritor, Inc., Topy Industries Ltd., and Central Manufacturing Company.

Manufacturing.  We manufacture fabricated steel wheels in North America at our facility in Sedalia, Missouri. Engineering, research, and development for our North American fabricated wheel operations is performed at our Northville, Michigan facility.

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

Europe.  We design, manufacture, and distribute steel truck and trailer wheels for sale to manufacturers of commercial highway vehicles in Europe at our facility in Königswinter, Germany and Jantas facility in Manisa, Turkey. In addition, we produce wheels for the forklift truck market at our Ostrava, Czech Republic facility.

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

Competition.  Our principal competitors for the sale of commercial highway wheels and rims is Accuride Corp.

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

Components Products

Our Components segment includes two principal classes of products: automotive brake components and powertrain components. This segment also includes cast aluminum products for a variety of industries produced by our subsidiary, MGG Group B.V. (MGG). MGG has three facilities, two in the Netherlands and one in Belgium.

Automotive Brake Components

We design, manufacture, and distribute automotive brake components consisting primarily of cast iron rotors for disc brakes and composite metal and full-cast drums for drum-type brakes. Our automotive brake components are primarily produced and sold in North America.

Customers.  Our primary customers for automotive brake components include DaimlerChrysler, Ford, Mazda, and Nissan/Renault. In addition, we sell through other direct (Tier 1) suppliers to OEMs such as Bosch, Continental Teves, Delphi, Akebono, and TRW Automotive, Inc.

Competition.  Our principal competitors for the sale of automotive brake components are TRW Automotive, Inc., Bosch, ADVICS Co., Ltd., Delphi Corp., and SANLUIS Corporacion, S.A. de C.V. (Rassini Division).

Manufacturing.  We have two automotive brake facilities in North America located in Homer, Michigan and Monterrey, Mexico. We conduct engineering, research, and development for our brake components operations at our Northville, Michigan facility.

Powertrain Components

We design, manufacture, and distribute a variety of aluminum and polymer powertrain components including engine intake manifolds, engine covers, water crossovers, water pump housings, and ductile iron exhaust manifolds. Our powertrain and engine components are primarily produced and sold in North America.

Customers.  We sell most of our powertrain components to DaimlerChrysler, Ford, and General Motors. We also sell powertrain components to other Tier 1 suppliers such as Delphi, Bosch, Eaton, Magna, and Hitachi Unisia Automotive.

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

Manufacturing.  We have two powertrain component manufacturing facilities located in Wabash, Indiana, and Nuevo Laredo, Mexico. We conduct engineering, research, and development for our powertrain components operations at our Northville, Michigan facility.

Other Cast Aluminum Products

We also have aluminum operations in Europe that manufacture a variety of cast aluminum products including heat exchangers used in gas-fired boilers, intake manifolds and aluminum housings for automotive and commercial vehicle applications, and a variety of aluminum products for general industrial applications. The bulk of these products are sold in Europe. The operations are conducted by MGG.

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

Intellectual Property

We believe we are an industry leader in product and process technology. We own significant intellectual property including numerous United States and foreign patents, trade secrets, trademarks, and copyrights. The protection of this intellectual property is important to the business of both the Automotive Wheels and Components segments. Our policy is to seek statutory protection for all significant intellectual property embodied in patents and trademarks. We rely on a combination of patents, trade secrets, trademarks, and copyrights to provide protection in this regard. From time to time, we grant licenses under our patents and technology and receive licenses under patents and technology of others.

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

Customer Dependence

In fiscal 2006, the principal customers of both the Automotive Wheels and Components segments were Ford, DaimlerChrysler, and General Motors (the three of which comprised approximately 48% of our fiscal 2006 net sales on a worldwide basis), as well as BMW, Toyota, Volkswagen, Nissan/Renault, and Honda. Other customers included Fiat, Audi, Skoda, Mazda, and Mitsubishi. We also sell some of our components to other Tier 1 automotive suppliers such as Bosch, Continental Teves, Delphi, and Visteon. The significant customers for each of our product lines are discussed above under “Automotive Wheels Products” and “Components Products.”

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

Research and Development

We engage in ongoing engineering, research, and development activities to improve the reliability, performance, and cost-effectiveness of our existing products and to design and develop new products for existing and new applications. Our spending on engineering, research, and development programs was $4.4 million for the fiscal year ended January 31, 2007, $5.8 million for the fiscal year ended January 31, 2006, and $8.9 million for the fiscal year ended January 31, 2005.

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

Employees

At January 31, 2007, we had approximately 8,500 employees, approximately 1,500 of whom are based in the United States. We consider our relations with our employees to be good.

Financial Information about Geographic Areas

We currently have operations in 14 countries including the United States, Germany, Italy, Spain, the Netherlands, Belgium, Czech Republic, Turkey, Brazil, South Africa, Mexico, Thailand, India, and Japan. We operate seven facilities in the United States and 23 facilities in foreign countries. Of our foreign operations, 18 facilities are part of the Automotive Wheels segment and five are part of the Components segment.

As we do not prepare consolidated financial statements by country, providing a breakdown of long-lived assets by geographic areas in which we operate is impracticable. The following table sets forth, for or at the end of each of the last three fiscal years, revenues from external customers attributable to the United States and other foreign countries from which we derive revenues (dollars in millions):

	Year Ended
	January 31,	January 31,	January 31,
	2007	2006	2005

Revenues:
United States	$562.1	$595.8	$569.8
Germany	268.7	231.8	198.7
Other foreign countries	1,225.4	1,128.9	1,004.9

Total	$2,056.2	$1,956.5	$1,773.4

Our Automotive Wheels segment is substantially dependent upon foreign operations. In fiscal 2006, approximately 79% of the net sales of the Automotive Wheels segment were from foreign operations. For a discussion of the risks attributable to foreign operations, see Item 1A, Risk Factors, “We have significant international operations that subject us to risks not faced by domestic competitors.”

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

Most of our sales are to automotive original equipment manufacturers (OEMs) or direct (Tier 1) suppliers. Therefore, our financial performance is subject to conditions in the automotive industry, which are cyclical and depend on conditions in the U.S. and global economies generally. A weakening of the U.S. and global economies or an increase in interest rates could reduce consumer spending and demand for automobiles and light trucks, leading to decreased production by our customers, which could hurt our sales and financial performance. Our sales are also impacted by our customers’ inventory levels and production schedules. Due to the present uncertainty in the economy, some of our customers have been reducing their forecasts for new vehicle production. Decreases in demand for new vehicles may have a significant negative impact on our business. Because we have high fixed production costs, relatively small declines in our customers’ production could significantly reduce our profitability.

We depend on a small number of significant customers.

We derived approximately 48% of our fiscal 2006 sales from direct sales to Ford, DaimlerChrysler, and General Motors and their subsidiaries. In addition, some of our other sales are to Tier 1 suppliers who incorporate our components into products which they sell to these three OEMs. Neither we nor our Tier 1 customers may be able to maintain our current relationships with these customers or continue to supply them at current levels. Furthermore, these customers have had declining market share in North America in recent years, resulting in reduced demand. In addition, our sales are dependent on particular vehicle platforms that include our products. If production of those platforms were to be decreased or discontinued, our sales would be reduced. The loss of a significant portion of sales to Ford, DaimlerChrysler, or General Motors or their Tier 1 suppliers could have a material adverse effect on our business. In addition, certain of our customers have filed for bankruptcy protection in the past year and additional customers may file for bankruptcy protection in the future. This could result in adverse changes in these customers’ production levels, pricing, and payment terms and could limit our ability to collect receivables, which could harm our business or results of operations.

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

We have substantial levels of debt, including debt under our Amended and Restated Credit Agreement dated as of April 11, 2005 and related documents (Credit Facility), our 10 1/2% senior notes due 2010 (Senior Notes) and other debt instruments. As of January 31, 2007, we had $714.3 million of total indebtedness and $38.4 million of cash and cash equivalents. Although we must either amend or refinance our Credit Facility in order to complete the recently announced Rights Offering (Rights Offering) to the common stockholders of our parent company, Hayes Lemmerz International, Inc. (HLI) (see Note 25, Subsequent Events, to the consolidated financial statements included herein) and HLI will use the proceeds of the Rights Offering to repurchase our Senior Notes, following the Rights Offering, we will continue to have substantial levels of debt outstanding and we may incur significant additional debt in the future. The degree to which we will be leveraged could have important consequences, including:

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

Although we must either amend or refinance our Credit Facility and HLI will use the proceeds of the Rights Offering to repurchase our Senior Notes, any new borrowings would be expected to include similar financial and restrictive covenants. These covenants may prevent us from accessing any revolving credit line and may limit our liquidity. Our ability to comply with these covenants may be affected by events beyond our control. If we are unable to comply with the covenants under any of our debt instruments, there would be a default which could result in acceleration of our debt and potentially our bankruptcy. Additionally, a default resulting from our failure to comply with such covenants or the applicable borrowing conditions would preclude us from borrowing additional funds. Compliance with the covenants could cause us to conduct our business, or to forgo opportunities, in such a manner as to materially harm our business.

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

We record asset impairment losses when we determine that our estimates of the future undiscounted cash flows from an operation will not be sufficient to recover the carrying value of that facility’s building, fixed assets, and production tooling. During fiscal 2006 we recorded total asset impairment losses and other restructuring charges of $43.8 million and we may incur significant similar losses and charges with respect to other facilities in the future.

In connection with our emergence from Chapter 11 and the application of fresh start accounting, we recorded significant increases in goodwill and intangible assets. At January 31, 2007 we had approximately $384 million in goodwill and other intangible assets recorded on our Consolidated Balance Sheets. We are required to evaluate annually whether our goodwill and other intangible assets have been impaired. Any future write-off of a significant portion of goodwill or intangible assets would have an adverse effect on our financial condition and results of operations.

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

We currently maintain trade credit with certain of our key suppliers and utilize such credit to purchase significant amounts of raw material and other supplies with payment terms. As conditions in the automotive supply industry have become less favorable, key suppliers have been seeking to shorten trade credit terms or to require cash in advance for payment. If a significant number of our key suppliers were to shorten or eliminate our trade credit, our inability to finance large purchases of key supplies and raw materials would increase our costs and negatively impact our liquidity and cash flow.

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

Our credit rating has been downgraded and we may experience further downgrades in the future, and the cost of amending or refinancing our Credit Facility may increase.

Our debt is rated by nationally recognized statistical rating organizations. These organizations have downgraded certain of our debt ratings in the last twelve months and may further downgrade our debt ratings in the future. While these actions do not impact our current cost of borrowing, they could significantly reduce our access to the debt markets and increase the cost of amending or refinancing our Credit Facility. If we are unable to amend or refinance our Credit Facility HLI will be unable to complete the Rights Offering and we may be required to seek alternative means to de-leverage the Company, which may not be available on commercially reasonable terms, if at all. If we are unable to de-leverage the Company, our financial condition will be adversely affected.

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

In recent periods there have been significant increases in the global prices of steel, aluminum, and natural gas, which have had and may continue to have an impact on our business. Continued increases in the price of steel, aluminum, natural gas, or other key materials and supplies may have a material adverse effect on our business, results of operations, or financial condition. Although we have been able to pass some of the supply and raw material cost increases onto our customers, competitive and marketing pressures may prevent us from doing so in the future. In addition, our customers are not contractually obligated to accept certain of these price increases. This inability to pass on price increases to our customers could adversely affect our operating margins and cash flow, and result in lower operating income and profitability.

Unexpected equipment failures, delays in deliveries, or catastrophic loss at any of our manufacturing facilities could lead to production curtailments or shutdowns.

Equipment failure, interruption of supply, labor disputes, or other causes could significantly reduce production of our products, which would reduce our sales and earnings for the affected period. In addition, we generally produce our products on a “just in time” basis and do not hold large inventories. If production is interrupted at any of our manufacturing facilities, even if only temporarily or as a result of events that are beyond our control, delivery times could be severely affected. Any significant delay in deliveries to our customers could lead to returns or cancellations and cause us to lose future sales, as well as expose us to claims for damages. Our manufacturing facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions, or violent weather conditions. We have in the past and may in the future experience plant shutdowns or periods of reduced production as a result of equipment failure, power outages, delays in deliveries, or catastrophic loss, which could have a material adverse effect on our results of operations or financial condition.

We have significant international operations that subject us to risks not faced by domestic competitors.

Approximately 73% of our consolidated net sales and approximately 79% of the net sales of the Automotive Wheels segment in fiscal 2006 were from operations outside the United States. We expect sales from our international operations to continue to represent a substantial and growing portion of our business and that of the Automotive Wheels segment. Risks inherent in international operations include the following:

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

We rely on a combination of patents, trade secrets, trademarks and copyrights to protect our intellectual property, but this protection might be inadequate. For example, our pending or future patent applications might not be approved or, if allowed, they might not be of sufficient strength or scope. Conversely, third parties might assert that our technologies infringe their proprietary rights. We are currently involved in litigation in which the plaintiff has asserted that we have infringed on its patents. This litigation, and possible future litigation, could result in substantial costs and diversion of our efforts and could adversely affect our business, whether or not we are ultimately successful. For more information on this litigation, see Item 3 “Legal Proceedings.”

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

Many employees of our major customers and certain of our employees are unionized. Certain of our employees in the United States are represented by the United Steel Workers Union, all of whom are employed at our facility in Akron, Ohio. Negotiations with the United Steel Workers Union for a new union agreement is not expected until fiscal 2008. As is common in Mexico and many European jurisdictions, substantially all of our employees in Europe and Mexico are covered by country-wide collective bargaining agreements, which are subject to negotiations on an annual basis. Although we believe that our relations with our employees are good, a dispute between us and our employees could have a material adverse effect on our business. In addition, significant percentages of the workforces at certain of our major customers are unionized. Strikes or labor disputes at a major customer could result in reduced production of vehicles incorporating our products. This would reduce demand for our products and could have a material adverse effect on our sales and results of operations during the affected periods.

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

We operate 10 facilities in North America, 14 facilities in Europe, and six facilities in South America, Asia, and South Africa. We believe that our plants are adequate and suitable for the manufacturing of products for the markets in which we sell. In addition to the operating facilities discussed above, we have one non-operating facility in Howell, Michigan that is currently held for sale. Our properties in the United States are subject to mortgages or deeds of trust granted to Citibank North America, Inc. to secure our obligations under the Credit Facility. In addition, our properties in Belgium, Brazil, Czech Republic, Germany, Italy, Mexico, the Netherlands, and Spain are subject to mortgages granted to certain of our subsidiaries to secure certain intercompany obligations.

The following table summarizes our operating facilities:

Owned/
Location	Segment	Purpose	Leased

North America
Akron, OH	Automotive Wheels	Manufacturing	Owned
Chihuahua, Mexico	Automotive Wheels	Manufacturing	Owned
Gainesville, GA	Automotive Wheels	Manufacturing	Owned
Homer, MI	Components	Manufacturing	Owned
Laredo, TX	Components	Offices and Warehouse	Leased
Monterrey, Mexico	Components	Manufacturing	Leased
Northville, MI	Other	World Headquarters, R&D	Owned
Nuevo Laredo, Mexico	Components	Manufacturing	Owned
Sedalia, MO	Automotive Wheels	Manufacturing	Owned
Wabash, IN	Components	Manufacturing	Owned
Europe
Barcelona, Spain	Automotive Wheels	Manufacturing	Owned
Bergen, Netherlands	Components	Manufacturing	Owned
Dello, Italy	Automotive Wheels	Manufacturing	Owned
Hoboken, Belgium (2 facilities)	Automotive Wheels and Components	Manufacturing	Owned
Königswinter, Germany (2 facilities)	Automotive Wheels	Manufacturing	Owned
Manisa, Turkey (3 facilities)	Automotive Wheels	Manufacturing	Owned
Manresa, Spain	Automotive Wheels	Manufacturing	Owned
Ostrava, Czech Republic (2 facilities)	Automotive Wheels	Manufacturing	Owned
Tegelen, Netherlands	Components	Manufacturing	Owned
Rest of the World
Bangkok, Thailand	Automotive Wheels	Manufacturing	Leased
Johannesburg, S. Africa	Automotive Wheels	Manufacturing	Owned
Pune, India	Automotive Wheels	Manufacturing	Leased
Sao Paulo, Brazil (2 facilities)	Automotive Wheels	Manufacturing	Owned
Yokohama, Japan	Automotive Wheels	Sales Office	Leased

Item 3.	Legal Proceedings

On May 3, 2002, a class action lawsuit was filed against thirteen of our former directors and officers (but not us) and KPMG LLP, our independent registered public accounting firm, in the U.S. District Court for the Eastern District of Michigan, seeking damages for a class of persons who purchased our bonds between June 3, 1999 and September 5, 2001 and who claim to have been injured because they relied on our allegedly materially false and misleading financial statements. Additionally, before the commencement of the Chapter 11 Bankruptcy case, four other class actions were filed in the U.S. District Court for the Eastern District of Michigan against us and certain of our directors and officers on behalf of a class of purchasers of our common stock from June 3, 1999 to December 13, 2001, based on similar allegations of securities fraud. Pursuant to our Plan of Reorganization, we agreed, subject to certain conditions, to indemnify certain of our former directors against certain liabilities, including those matters described above, up to an aggregate of $10 million. On July 20, 2005 the court approved a settlement, which includes payment by certain defendants, including the former directors, of $7.2 million. On June 3, 2005, the former directors filed suit against us in the Delaware Court of Chancery seeking indemnification under the Plan of Reorganization. We dispute that any indemnification obligation exists. Trial has been set for August 2007. If the plaintiffs are successful and the court determines that an indemnification obligation exists, the amount of the obligation could be material.

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

Under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), we currently have potential environmental liability arising out of both of our wheel and non-wheel businesses at 17 Superfund sites (Sites). Five of the Sites were related to the operations of Motor Wheel prior to the divestiture of that business by The Goodyear Tire & Rubber Co. (Goodyear). In connection with the 1986 purchase of Motor Wheel by MWC Holdings, Inc. (Holdings), Goodyear agreed to retain all liabilities relating to these Sites and to indemnify and hold Holdings harmless with respect thereto. Goodyear has acknowledged this responsibility and is presently representing our interests with respect to all matters relating to these five Sites.

As a result of activities that took place at our Howell, Michigan facility prior to our acquisition of it, the U.S. Environmental Protection Agency (EPA) recently performed under CERCLA, remediation of PCB’s from soils on our property and sediments in the adjacent south branch of the Shiawassee River. The Michigan Department of Environmental Quality has indicated it intends to perform in 2007 additional remediation of these soils and river sediments. Under the terms of a consent judgment entered into in 1981 by Cast Forge, Inc. (Cast Forge) (the previous owner of this site) and the State of Michigan, any additional remediation of the PCBs is the financial responsibility of the State of Michigan and not of Cast Forge or its successors or assigns (including us). The EPA concurred in the consent judgment.

We are working with various government agencies and the other parties identified by the applicable agency as “potentially responsible parties” to resolve our liability with respect to nine Sites. Our potential liability at each of these Sites is not currently anticipated to be material.

We have potential environmental liability at the two remaining Sites arising out of businesses presently operated by Kelsey-Hayes. Kelsey-Hayes has assumed and agreed to indemnify us with respect to any liabilities associated with these Sites. Kelsey-Hayes has acknowledged this responsibility and is presently representing our interests with respect to these sites.

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

We did not pay cash dividends on our common stock in fiscal 2006 or fiscal 2005 and do not intend to pay dividends on our common stock in the foreseeable future. We are prohibited from paying cash dividends on our common stock by the terms of our Credit Facility.

Item 6.	Selected Financial Data

Historically, we consolidated our international subsidiaries using the twelve month period ended December 31st. Due to more efficient financial reporting procedures, we were able to eliminate this one month lag in fiscal 2004. This change is preferable since it aligns the year end reporting date of our international subsidiaries with our year end reporting. The Consolidated Statements of Operations include 12 months of activity for all periods presented. In addition, we recorded income of $2.6 million in the first quarter of fiscal 2004 as a cumulative effect of a change in accounting principle, which represents the operating results of our international subsidiaries for the month of January 2004.

The Components segment previously included our suspension component facilities in Cadillac, Southfield and Montague, Michigan and in Bristol, Indiana. The Cadillac, Michigan facility was sold in the fourth quarter of fiscal 2005. The Southfield, Michigan facility was sold in the third quarter of fiscal 2006. An agreement to sell the remaining suspension facilities in Montague, Michigan and Bristol, Indiana was reached in the fourth quarter of fiscal 2006. The sale was completed in February 2007. In the fourth quarter of fiscal 2006, these facilities were reclassified to discontinued operations and assets held for sale. Prior year amounts for the Components segment have been modified to reflect these reclassifications.

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

The financial results for the years ended January 31, 2007, 2006, and 2005, and the eight months ended January 31, 2004 are presented as the “Successor” periods following the effective date of our emergence from bankruptcy on June 3, 2003. The pre-emergence financial results for the four months ended May 31, 2003 and the year ended January 31, 2003 are presented as the “Predecessor” periods. Comparative financial statements do not straddle the Effective Date because, in effect, the Successor Company represents a new entity.

The following table sets forth our selected consolidated financial data for the last five fiscal years ended January 31, 2007. The information set forth below should be read in conjunction with our consolidated financial statements, related notes thereto, and the other information included elsewhere herein.

	Successor				Predecessor
				Eight	Four
	Year	Year	Year	Months	Months	Year
	Ended	Ended	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,	May 31,	January 31,
	2007	2006	2005	2004	2003	2003

Income statement data:
Net sales	$2,056.2	$1,956.5	$1,773.4	$1,059.7	$522.1	$1,496.6
Depreciation and amortization	122.4	135.0	137.9	82.7	35.6	104.2
Asset impairments and other restructuring charges	43.8	55.5	8.6	28.9	6.0	40.7
Goodwill impairments	—	185.5	—	—	—	—
Interest expense, net(1)	76.2	65.8	51.3	31.5	15.5	50.5
Preferred stock dividends	—	0.8	0.8	0.5	—	—
Reorganization items	—	—	—	—	45.0	43.6
Fresh start accounting adjustments	—	—	—	—	(63.1)	—
Income tax (benefit) expense	39.2	(1.4)	16.7	10.7	59.8	2.2
Loss from continuing operations before cumulative effect of a change in accounting principle and extraordinary gain	(119.1)	(287.6)	(42.0)	(28.5)	(33.2)	(82.0)
Income (loss) from discontinued operations, net of tax of $(0.1), $1.7, $3.0, $0.2, $0.5, and $1.4, respectively	(45.4)	(174.3)	(30.6)	(19.1)	(0.5)	(194.5)
Loss (gain) on sale of discontinued operations, net of tax of $0.0 and $3.8, respectively	(2.4)	3.9	—	—	—	—
Cumulative effect of change in accounting principle, net of tax of $0.8 and $0.0, respectively	—	—	2.6	—	—	(358.0)
Extraordinary gain, net of tax of $0	—	—	—	—	1,076.7	—

Net (loss) income	$(166.9)	$(458.0)	$(70.0)	$(47.6)	$1,043.0	$(634.5)

Balance sheet data:
Total assets	$1,691.2	$1,799.2	$2,302.0	$2,297.7		$1,846.6
DIP facility, bank borrowings and current portion of long-term debt(1)	34.6	41.7	11.1	25.5		103.3
Long-term debt	659.4	668.7	631.1	752.4		60.9
Liabilities subject to compromise	—	—	—	—		2,130.9
Stockholders’ equity (deficit)	101.8	183.3	701.3	595.9		(1,074.4)

(1)	For the four months ended May 31, 2003 and fiscal year ended January 31, 2003, interest expense, net, excludes approximately $38.7 million and $117.6 million, respectively, of interest expense that would have accrued during those periods with respect to certain long-term debt classified as liabilities subject to compromise.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements, related notes thereto, and the other information included elsewhere herein.

Executive Summary

Company Overview

Originally founded in 1908, we are a leading worldwide producer of aluminum and steel wheels for passenger cars and light trucks and of steel wheels for commercial trucks and trailers. We are also a leading supplier of automotive brake and powertrain components. We have global operations with 30 facilities, including business and sales offices, manufacturing facilities, and technical centers, located in 14 countries around the world. We sell our products to every major North American, Japanese, and European manufacturer of passenger cars and light trucks and to commercial highway vehicle customers throughout the world.

Sales of our wheels, brake, and powertrain components produced in North America are directly affected by the overall level of passenger car, light truck, and commercial highway vehicle production of North American OEMs, while sales of our wheels and automotive castings in Europe are directly affected by the overall vehicle production in Europe. The North American and European automotive industries are sensitive to the overall strength of their respective economies.

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

The Components segment previously included our suspension component facilities in Cadillac, Southfield and Montague, Michigan and in Bristol, Indiana. The Cadillac, Michigan facility was sold in the fourth quarter of fiscal 2005. The Southfield, Michigan facility was sold in the third quarter of fiscal 2006. An agreement to sell the remaining suspension facilities in Montague, Michigan and Bristol, Indiana was reached in the fourth quarter of fiscal 2006. The sale was completed in February 2007. In the fourth quarter of fiscal 2006, these facilities were reclassified to discontinued operations and assets held for sale. Prior year amounts for the Components segment have been modified to reflect these reclassifications.

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

In fiscal 2006, we had sales of $2.1 billion, with approximately 73% of our net sales for that period derived from international markets. In fiscal 2005, we had sales of $2.0 billion, with approximately 70% of our net sales for that period derived from international markets.

Results of Operations

Consolidated Results — Comparison of Fiscal 2006 to Fiscal 2005

The following table presents selected information about our consolidated results of operations for the fiscal years indicated (dollars in millions):

	2006	2005	$ Change	% Change

Net sales:
Automotive Wheels	$1,671.6	$1,594.4	$77.2	4.8%
Components	384.6	362.1	22.5	6.2%

Total	$2,056.2	$1,956.5	$99.7	5.1%

Gross profit	$185.6	$169.0	$16.6	9.8%
Marketing, general, and administrative	137.3	133.9	3.4	2.5%
Amortization of intangible assets	11.1	14.2	(3.1)	(21.8)%
Asset impairments and other restructuring charges	43.8	55.5	(11.7)	(21.1)%
Goodwill impairment	—	185.5	(185.5)	(100.0)%
Other income, net	(13.2)	(4.9)	(8.3)	169.4%

Earnings (loss) from operations	6.6	(215.2)	221.8	(103.1)%
Interest expense, net	76.2	65.8	10.4	15.8%
Other non-operating expense	—	0.8	(0.8)	(100.0)%
Income tax (benefit) expense	39.2	(1.4)	40.6	(2900.0)%
Minority interest	10.3	7.2	3.1	43.1%

Loss from continuing operations before cumulative effect of change in accounting principle	(119.1)	(287.6)	168.5	(58.6)%
Loss from discontinued operations, net of tax of $(0.1) and $1.7, respectively	(45.4)	(174.3)	128.9	(74.0)%
(Loss) gain on sale of discontinued operations, net of tax of $0.0 and $3.8, respectively	(2.4)	3.9	(6.3)	(161.5)%

Net loss	$(166.9)	$(458.0)	$291.1	(63.6)%

Net sales

Our net sales increased 5.1% or $99.7 million during fiscal 2006 to $2,056.2 million during fiscal 2006 from $1,956.5 million during fiscal 2005. Higher overall sales volumes increased sales by $57 million and primarily resulted from an increase in international wheels volumes, which were partially offset by a decrease in domestic volumes. Favorable fluctuations in foreign exchange rates relative to the U.S. dollar and the impact of higher metal pass-through pricing increased sales by $46 million and $64 million, respectively. Lower overall pricing and an unfavorable product mix resulted in a $67 million sales decrease.

Gross profit

Our gross profit increased $16.6 million or 9.8% in fiscal 2006 to $185.6 million from $169.0 million in fiscal 2005. Higher unit volumes and lower depreciation increased gross profit by approximately $26 million, while lower pricing and an unfavorable product mix resulted in a decline in gross profit of $39 million. The remaining increase in gross profit is primarily attributable to reductions in hourly wages and benefits and improved operational efficiencies.

Marketing, general, and administrative

Our marketing, general, and administrative expense increased $3.4 million or 2.5% to $137.3 million from $133.9 million in fiscal 2005. This was primarily due to foreign exchange fluctuations, partially offset by the reductions in salaried wages and benefits during fiscal 2006.

Asset impairments and other restructuring charges

During fiscal 2006 we recorded facility closure, employee restructuring, and asset impairment charges of $43.8 million. In the Automotive Wheels segment we recorded expense of $24.5 million, which included continuing facility closure costs of $3.6 million related to our facilities located in Huntington, Indiana; Howell, Michigan; La Mirada, California; and Bowling Green, Kentucky. Impairments of $16.8 million were also recorded for our Huntington, Indiana; Howell, Michigan; and Hoboken, Belgium facilities. Severance charges of $4.1 million were related to our Huntington, Indiana; Dello, Italy; and Hoboken, Belgium facilities. In the Components segment we recorded expense of $18.0 million. Facility and machinery and equipment impairments of $15.6 million were recorded for our Wabash, Indiana and MGG Antwerp, Belgium facilities. The severance charges of $2.4 million mainly related to a reduction-in-force at our technical center in Ferndale, Michigan and other restructuring charges at our Laredo, Texas facility. Asset impairment losses and other restructuring charges for the Other segment of $1.3 million includes impairments of machinery and equipment of $0.5 million and severance of $0.8 million at our corporate offices.

During fiscal 2005 we recorded facility closure, employee restructuring, and asset impairment charges of $55.5 million. This included continuing facility closure costs related to the Howell, Michigan; La Mirada, California; Somerset, Kentucky; Bowling Green, Kentucky; and Campiglione, Italy facilities. In addition we recorded an impairment to the assets of our Huntington, Indiana facility. In our international wheels operations we recorded restructuring costs for the Manresa, Spain and Hoboken, Belgium facilities. The Components segment reported asset impairments to the Ferndale, Michigan technical center and the Tegelen and Bergen, Netherlands facilities.

Goodwill impairment

In fiscal 2005 we recorded a goodwill impairment charge of $185.5 million based on our long range forecast, which indicated a significant decline in the fair value of goodwill in our Automotive Wheels segment. In fiscal 2006, based on our goodwill impairment assessment, we did not record any impairment to the goodwill.

Interest expense, net

Interest expense increased $10.4 million to $76.2 million during fiscal 2006 from $65.8 million during fiscal 2005. The increase was driven primarily by higher short-term interest rates.

Income taxes

Income tax expense was $39.2 million for fiscal 2006 compared to a benefit of $1.4 million for fiscal 2005. The income tax rate varies from the United States statutory income tax rate of 35% due primarily to losses in the United States without recognition of a corresponding income tax benefit, as well as effective income tax rates in certain foreign jurisdictions that are lower than the United States statutory rates. Accordingly, our worldwide tax expense may not bear a normal relationship to earnings before taxes on income. Income tax expense for fiscal 2006 includes an expense of $7.9 million for the recognition of a valuation allowance against the deferred tax assets of Hoboken, Belgium.

Discontinued operations

In fiscal 2005 we sold our suspension facility in Cadillac, Michigan. In the third quarter of fiscal 2006 we sold our suspension facility in Southfield, Michigan. In the first quarter of fiscal 2007 we sold our suspension facilities located in Bristol, Indiana and Montague, Michigan. We reclassified all of our Suspension business as discontinued

operations and as an asset group held for sale as of January 31, 2007. The Suspension business was included in our Components segment.

In fiscal 2005 we sold our Hub and Drum business and it was classified as discontinued operations and as an asset group held for sale. The Hub and Drum business was comprised of operations in Berea, Kentucky; Chattanooga, Tennessee; and Mexico City, Mexico and was included in our Other segment.

The Suspension business and Hub and Drum business are accounted for as discontinued operations in accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144). Accordingly, the operating results of the business in the prior years were reclassified as discontinued operations.

Net loss

Due to factors mentioned above, net loss during fiscal 2006 was $166.9 million as compared to $458.0 million during fiscal 2005.

Segment Results — Comparison of Fiscal 2006 to Fiscal 2005

Automotive Wheels

The following table presents net sales, earnings from operations, and other information for the Automotive Wheels segment for the fiscal years indicated (dollars in millions):

	2006	2005	$ Change

Net sales	$1,671.6	$1,594.4	$77.2
Asset impairments and other restructuring charges:
Facility closure costs	$3.6	$3.3	$0.3
Impairment of machinery, equipment, and tooling	16.8	9.3	7.5
Impairment of goodwill	—	185.5	(185.5)
Severance and other restructuring costs	4.1	5.0	(0.9)

Total asset impairments and other restructuring charges	$24.5	$203.1	$(178.6)
(Loss) earnings from operations	$53.3	$(150.4)	$203.7

Net sales

Net sales rose $77.2 million or 4.8% to $1,671.6 million from $1,594.4 million in fiscal 2005. Higher unit volumes, primarily on international steel passenger car and truck wheels, increased sales $55 million. Favorable fluctuations in foreign exchange rates relative to the U.S. dollar increased sales $43 million. While higher metal pass-through pricing increased sales $45 million, this increase was more than offset by lower pricing and an unfavorable mix.

Asset impairments and other restructuring charges

Asset impairments and other restructuring charges were $24.5 million during fiscal 2006 compared to $17.6 million in fiscal 2005. This included continuing facility closure costs of $3.6 million related to our facilities located in Huntington, Indiana; Howell, Michigan; La Mirada, California; and Bowling Green, Kentucky. Impairments of $16.8 million were also recorded for our Huntington, Indiana; Howell, Michigan; and Hoboken, Belgium facilities. Severance charges of $4.1 million were related to our Huntington, Indiana; Dello, Italy; and Hoboken, Belgium facilities.

The expense in fiscal 2005 consisted of continuing facility closure costs related to the Howell, Michigan; La Mirada, California; Somerset, Kentucky; Bowling Green, Kentucky; and Campiglione, Italy facilities. In addition, we recorded an impairment to the assets of our Huntington, Indiana facility, which was closed in fiscal 2006. In our international wheels operations, we recorded restructuring costs for the Manresa, Spain and Hoboken, Belgium facilities to more closely align capacity with expected demand and as a result of productivity initiatives.

Goodwill impairment

In fiscal 2005 we recorded a goodwill impairment charge of $185.5 million based on our long range forecast that indicated a significant decline in the fair value of goodwill in our Automotive Wheels segment. In fiscal 2006, based on our goodwill impairment assessment, we did not record any impairment to the goodwill.

Earnings from operations

Earnings from operations increased $203.7 million during fiscal 2006 to earnings of $53.3 million compared to a loss of $150.4 million during fiscal 2005. Profitability was negatively affected in fiscal 2005 by $185.5 million goodwill impairment, while no goodwill was impaired during fiscal 2006. Earnings from operations during fiscal 2006 also improved as a result of reductions in wages and benefits and improvements in operational efficiencies, as well as strong unit volumes. While lower depreciation expense, and favorable foreign exchange fluctuations increased earnings during fiscal 2006, these factors were offset by lower pricing and an unfavorable product mix.

Components

The following table presents net sales, earnings from operations, and other information for the Components segment for the fiscal years indicated (dollars in millions):

	2006	2005	$ Change

Net sales	$384.6	$362.1	$22.5
Asset impairments and other restructuring charges:
Impairment of land, building, machinery, equipment, tooling, and definite lived intangible assets	15.6	37.9	(22.3)
Severance and other restructuring costs	2.4	—	2.4

Total asset impairments and other restructuring charges	$18.0	$37.9	$(19.9)
Loss from operations	$(26.8)	$(35.0)	$8.2

Net sales

Net sales rose $22.5 million or 6.2% to $384.6 million from $362.1 million in fiscal 2005. Higher metal pass-through pricing and favorable foreign exchange fluctuations increased sales $22.1 million. Unit volumes, pricing, and product mix were responsible for the remaining difference.

Asset impairments and other restructuring charges

Asset impairments and other restructuring charges were $18.0 million during fiscal 2006 compared to $37.9 million in fiscal 2005. Facility and machinery and equipment impairments of $15.6 million were recorded for our Wabash, Indiana and MGG Antwerp, Belgium facilities. The severance charges of $2.4 million related primarily to a reduction-in-force at our technical center in Ferndale, Michigan and other restructuring charges at our Laredo, Texas facility.

In fiscal 2005 asset impairments and other restructuring charges related to the Ferndale, Michigan technical center and the Tegelen and Bergen, Netherlands facilities. During our testing of recoverability of long lived assets under SFAS 144, the asset values of these facilities were not deemed recoverable based on our most recent projections. Therefore, these facilities were written down to fair value.

Loss from operations

Components loss from operations was $26.8 million during fiscal 2006 compared to a loss of $35.0 million during fiscal 2005. Loss from operations decreased in fiscal 2006 due to lower asset impairment charges as well as a lower depreciation expense. These were partially offset by lower unit volumes, lower pricing, and an unfavorable product mix, as well as higher material costs.

Other

The following table presents loss from operations for the Other segment for the fiscal years indicated (dollars in millions):

	2006	2005	$ Change

Loss from operations	$(19.9)	$(29.8)	$9.9

Loss from operations

Loss from operations was $19.9 million during fiscal 2006 compared to a loss of $29.8 million during fiscal 2005. The primary reasons for the improvements were lower employee expenses at our corporate headquarters and a reduction in the use of outside consultants.

Results of Operations

Consolidated Results — Comparison of Fiscal 2005 to Fiscal 2004

The following table presents selected information about our consolidated results of operations for the fiscal years indicated (dollars in millions):

	2005	2004	$ Change	% Change

Net sales:
Automotive Wheels	$1,594.4	$1,440.6	$153.8	10.7%
Components	362.1	332.8	29.3	8.8%

Total	$1,956.5	$1,773.4	$183.1	10.3%

Gross profit	$169.0	$186.1	$(17.1)	(9.2)%
Marketing, general, and administrative	133.9	124.8	9.1	7.3%
Amortization of intangible assets	14.2	12.3	1.9	15.4%
Asset impairments and other restructuring charges	55.5	8.6	46.9	545.3%
Goodwill impairment	185.5	—	185.5	*
Other income, net	(4.9)	(8.6)	3.7	(43.0)%

(Loss) earnings from operations	(215.2)	49.0	(264.2)	(539.2)%
Interest expense, net	65.8	51.3	14.5	28.3%
Other non-operating expense	0.8	1.7	(0.9)	(52.9)%
Loss on early extinguishment of debt	—	12.2	(12.2)	(100.0)%
Income tax (benefit) expense	(1.4)	16.7	(18.1)	(108.4)%
Minority interest	7.2	9.1	(1.9)	(20.9)%

Loss from continuing operations before cumulative effect of change in accounting principle	(287.6)	(42.0)	(245.6)	584.8%
Loss from discontinued operations, net of tax $1.7 and $3.0, respectively	(174.3)	(30.6)	(143.7)	469.6%
Gain on sale of discontinued operations, net of tax $3.8 and $0.0, respectively	3.9	—	3.9	*
Cumulative effect of change in accounting principle, net of tax of $0.0 and $0.8, respectively	—	2.6	(2.6)	(100.0)%

Net loss	$(458.0)	$(70.0)	$(388.0)	554.3%

*	Percentage cannot be calculated

Net sales

Our net sales increased 10.3% or $183.1 million to $1,956.5 million during fiscal 2005 from $1,773.4 million during fiscal 2004. Foreign exchange rate fluctuations relative to the U.S. dollar were favorable during fiscal 2005, which increased sales by approximately $30 million. Also favorably impacting sales was our success in largely offsetting the rising steel costs with customer cost recovery programs and aluminum pass-through pricing of approximately $161 million, as well as an increase in international volumes of approximately $30 million, and favorable product mix primarily in the Automotive Wheels segment of approximately $30 million. These increases to net sales were offset by decreased North American volumes due to lower OEM production requirements and lower pricing globally of approximately $68 million.

Gross profit

Our gross profit decreased 9.2% or $17.1 million in fiscal 2005 to $169.0 million from $186.1 million in fiscal 2004. Foreign exchange fluctuations relative to the U.S. dollar negatively impacted gross profit during fiscal 2005 by approximately $4 million. The remaining decline was also driven by decreased volumes, primarily due to lower OEM production requirements in North America, and lower unit pricing globally of approximately $23 million. These decreases were partially offset by approximately $10 million from improved operating performance, lower depreciation, and steel and iron cost recovery programs.

Marketing, general, and administrative

Our marketing, general, and administrative expense increased 7.3% or $9.1 million during fiscal 2005 to $133.9 million from $124.8 million during fiscal 2004. This increase resulted in part from the reversal of certain pre-petition liabilities in fiscal 2004 of approximately $3 million. The remaining difference is primarily due to foreign exchange fluctuations relative to the U.S. dollar, which increased costs $3 million, and higher costs associated with our North American securitization program.

Asset impairments and other restructuring charges

Asset impairments and other restructuring charges were $55.5 million during fiscal 2005 compared to $8.6 million in fiscal 2004. The expense in fiscal 2005 consisted of $17.6 million of impairments and restructuring charges related to the Automotive Wheels segment, which included continuing facility closure costs related to the Howell, Michigan; La Mirada, California; Somerset, Kentucky; Bowling Green, Kentucky; and Campiglione, Italy facilities. In addition, we recorded an impairment to the assets of our Huntington, Indiana facility, which we closed in fiscal 2006. In our international wheels operations, we recorded restructuring costs for the Manresa, Spain and Hoboken, Belgium facilities to more closely align capacity with expected demand and as a result of productivity initiatives. The Components segment reported asset impairments of $37.9 million related to the Ferndale, Michigan technical center and the Tegelen and Bergen, Netherlands facilities. During our testing of recoverability of long lived assets under SFAS 144, the asset values of these facilities were not deemed recoverable based on our most recent projections, therefore these facilities were written down to fair value.

Fiscal 2004 total asset impairment losses and other restructuring charges were $8.6 million. The expense for the Automotive Wheels segment was $8.4 million, which consisted primarily of continuing facility closure costs related to the Howell, Michigan and Bowling Green, Kentucky facilities. In addition, we recorded severance charges for our South African facility. The Components segment reversed $0.2 million of facility closure costs that had previously been accrued. The Other segment expense of $0.4 million was due to severance at our corporate offices.

Goodwill impairment

We recorded a goodwill impairment charge of $185.5 million in the fourth quarter of fiscal 2005 based on our long range forecast that indicated a significant decline in the fair value of our related goodwill in our Automotive Wheels segment. These events included industry overcapacity and lower than expected future pricing for aluminum wheels in our international wheels operations.

Interest expense, net

Interest expense increased $14.5 million to $65.8 million during fiscal 2005 from $51.3 million during fiscal 2004. The increased interest expense during fiscal 2005 was primarily due to increased interest rates, and to a lesser extent, an overall increase in debt levels. See Note 11, “Bank Borrowings, Other Notes, and Long Term Debt” to the consolidated financial statements included herein regarding our new debt structure.

Income taxes

Income tax benefit was $1.4 million for fiscal 2005 compared to expense of $16.7 million for fiscal 2004. The income tax rate varies from the United States statutory income tax rate of 35% due primarily to losses in the United States without recognition of a corresponding income tax benefit, as well as effective income tax rates in certain foreign jurisdictions that are lower than the United States statutory rates. Accordingly, our worldwide tax expense may not bear a normal relationship to loss before taxes on income.

Discontinued operations

In fiscal 2005 we sold our suspension facility in Cadillac, Michigan. In the third quarter of fiscal 2006 we sold our suspension facility in Southfield, Michigan. In the first quarter of fiscal 2007 we sold our suspension facilities located in Bristol, Indiana and Montague, Michigan. We reclassified all of our Suspension business as discontinued operations and as an asset group held for sale as of January 31, 2007. The Suspension business was included in our Components segment.

In fiscal 2005 we sold our Hub and Drum business and it was classified as discontinued operations and as an asset group held for sale. The Hub and Drum business was comprised of operations in Berea, Kentucky; Chattanooga, Tennessee; and Mexico City, Mexico and was included in our Other segment.

The Suspension business and Hub and Drum business are accounted for as discontinued operations in accordance with SFAS 144. Accordingly, the operating results of the business in the prior years were reclassified as discontinued operations.

Net loss

Due to factors mentioned above, net loss during fiscal 2005 was $458.0 million as compared to $70.0 million during fiscal 2004.

Segment Results — Comparison of Fiscal 2005 to Fiscal 2004

Automotive Wheels

The following table presents net sales, earnings from operations, and other information for the Automotive Wheels segment for the fiscal years indicated (dollars in millions):

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

Asset impairments and other restructuring charges

Asset impairments and other restructuring charges were $17.6 million during fiscal 2005 compared to $8.4 million in fiscal 2004. The expense in fiscal 2005 consisted of impairments related to the Automotive Wheels segment, which included continuing facility closure costs related to the Howell, Michigan; La Mirada, California; Somerset, Kentucky; Bowling Green, Kentucky; and Campiglione, Italy facilities. In addition, we recorded an impairment to the assets of our Huntington, Indiana facility, which we closed in fiscal 2006. In our International Wheels operations, we recorded restructuring costs for the Manresa, Spain and Hoboken, Belgium facilities to more closely align capacity with expected demand and as a result of productivity initiatives.

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

Components

The following table presents net sales, earnings from operations, and other information for the Components segment for the fiscal years indicated (dollars in millions):

	2005	2004	$ Change

Net sales	$362.1	$332.8	$29.3
Asset impairments and other restructuring charges:
Facility closure costs	$—	$(0.2)	$0.2
Impairment of land, building, machinery, equipment, tooling, and definite lived intangible assets	37.9	—	37.9
Severance and other restructuring costs	—	—	—

Total asset impairments and other restructuring charges	$37.9	$(0.2)	$38.1
(Loss) earnings from operations	$(35.0)	$3.6	$(38.6)

Net sales

Net sales from Components increased 8.8% or $29.3 million to $362.1 million during fiscal 2005 as compared to $332.8 million during fiscal 2004. Components net sales increased due to higher customer production requirements and the impact of our success in partially offsetting rising steel and iron costs with customer cost recovery and increased aluminum pass-through pricing.

Asset impairments and other restructuring charges

The Components segment total asset impairments and other restructuring charges of $37.9 million in fiscal 2005 related to the Ferndale, Michigan technical center and the Tegelen and Bergen, Netherlands facilities. During our testing of recoverability of long lived assets under SFAS 144, the asset values of these facilities were not deemed recoverable based on our most recent projections. Therefore, these facilities were written down to fair value.

Fiscal 2004 total asset impairment losses and other restructuring charges were negative $0.2 million related to a reversal of facility closure costs that had previously been accrued.

Loss from operations

Components loss from operations was $35.0 million during fiscal 2005 compared to income from operations of $3.6 million during the same period in fiscal 2004. Excluding the impact of asset impairments, earnings decreased $0.7 million. Our success in partially offsetting rising steel and iron costs with customer cost recovery, as well as increased customer production requirements, was offset by lower unit pricing globally and slightly unfavorable product mix.

Other

The following table presents loss from operations for the Other segment for the fiscal years indicated (dollars in millions):

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

Liquidity and Capital Resources

Cash Flows

Operating Activities:  Cash provided by operating activities from our continuing operations was $83.1 million in fiscal 2006 as compared to cash used of $39.0 million in fiscal 2005. The $122.1 million improvement resulted primarily from the availability and utilization of our domestic accounts receivable securitization facility. In fiscal 2005, changes in customer credit ratings led to restricted availability and decreased utilization of the facility by approximately $35 million. In fiscal 2006, we favorably modified the terms of the accounts receivable facility and increased utilization thereof, resulting in an increase of approximately $26 million in cash flow. A smaller loss from continuing operations in fiscal 2006 also contributed to improved operating cash flow. Offsetting this increased availability was the sale of our Southfield facility, which participated in the program. The improvement in operating cash was also due to favorable global customer payment terms and the divestiture of a portion of our Suspension business.

Investing Activities:  Cash used for investing activities from continuing operations was $70.2 million during fiscal 2006 compared to $84.1 million in fiscal 2005. This decrease is primarily due to lower capital expenditures during fiscal 2006 as many of our expansion projects were completed during fiscal 2005.

Financing Activities:  Cash used for financing activities from continuing operations was $24.3 million during fiscal 2006 compared to cash provided by financing activities of $66.1 million during fiscal 2005. This decrease in cash flow from financing activities is primarily due to the Term Loan C proceeds received in fiscal 2005 as well as capital lease and international debt repayments made in fiscal 2006.

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

Other Liquidity Matters

During the third quarter of fiscal 2004 two of our OEM customers in the U.S. notified us of the discontinuance of accelerated payment programs in which we participated. The termination of these programs had no impact during fiscal 2006 and negatively impacted cash flow during fiscal 2005 by $12 million. Our domestic accounts receivable securitization program initially established on December 9, 2004 was intended to offset the negative impact associated with the loss of these programs.

During fiscal 2005 and fiscal 2006 the credit ratings of Ford and GM, two of our largest customers, were downgraded by S&P and Moody’s. The impact of the ratings downgrade reduced the amount of Ford and GM receivables that were eligible to be securitized under our initial domestic accounts receivable securitization agreement. On May 30, 2006, this facility was replaced by a new $65 million accounts receivable securitization facility that allows us to finance additional Ford and GM receivables. As of January 31, 2007, a total of $37 million was financed under this program.

During fiscal 2005 we established an accounts receivable financing program in Germany with a local financial institution. Borrowings under this program of $25.9 million and $24.2 million at January 31, 2007 and January 31, 2006, respectively, are included in short term bank borrowings.

In fiscal 2006 we established an accounts receivable factoring program in the Czech Republic with a local financial institution. The program limit is approximately $18 million. As of January 31, 2007, a total of $13.4 million was factored under this program. The transactions are accounted for as sales of receivables under the provisions of FASB SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140) and the receivables are removed from the Consolidated Balance Sheets.

Credit Ratings

	S&P	Moody’s

Corporate and bank debt rating	B−	Caa1
Senior Note rating	CCC	Caa2

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

Pursuant to the securitization facility, certain of our consolidated subsidiaries sell substantially all U.S. short term trade receivables to a non-consolidated special purpose entity (SPE I) at face value and no gains or losses are recognized in connection with the sales. The purchase price for the receivables sold to SPE I is paid in a combination of cash and short term notes. The short term notes appear in Other Receivables on our Consolidated Balance Sheets and represent the difference between the face amount of accounts receivables sold and the cash received for the sales. SPE I resells the receivables to a non-consolidated qualifying special purpose entity (SPE II) at an annualized discount of 2.4% to 4.4%. SPE II pays the purchase price for the receivables with cash received from borrowings and equity in SPE II for the excess of the purchase price of the receivables over the cash payment. SPE II pledges the receivables to secure borrowings from commercial lenders. This debt is not included in our consolidated financial statements.

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

The securitization transactions are accounted for as sales of the receivables under the provisions of SFAS 140 and are removed from the Consolidated Balance Sheets. The proceeds received are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Costs associated with the receivables facility are recorded as other expense in the Consolidated Statements of Operations.

At January 31, 2007 and January 31, 2006 the outstanding balances of receivables sold to special purpose entities were $80 million and $112 million, respectively. Our net retained interests at January 31, 2007 and January 31, 2006 were $43 million and $101 million, respectively, which are disclosed as Other Receivables on the Consolidated Balance Sheets and in cash flows from operating activities in the Consolidated Statements of Cash Flows. Advances from lenders at January 31, 2007 and commercial paper conduits at January 31, 2006 were $37 million and $11 million, respectively.

Contractual Obligations

The following table identifies our significant contractual obligations as of January 31, 2007 (dollars in millions):

	Payment Due by Period
	Less Than 1	2-3	4-5	After
	Year	Years	Years	5 Years	Total

Short-term borrowings	$27.9	$—	$—	$—	$27.9
Long-term debt	5.5	324.9	312.9	—	643.3
Mortgage note payable	0.2	21.6	—	—	21.8
Capital lease obligations	1.0	—	—	—	1.0
Operating leases	6.6	6.7	0.9	0.2	14.4
Capital expenditures	31.9	—	—	—	31.9
United States pension contributions	12.6	16.5	14.9	—	44.0

Total obligations	$85.7	$369.7	$328.7	$0.2	$784.3

Other Cash Requirements

We anticipate the following approximate significant cash requirements to be paid in fiscal 2007 (dollars in millions):

Interest	$70.3
Taxes	21.8
International pension and other post-retirement benefits funding	23.8
Restructuring costs	1.0

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

Critical Accounting Estimates

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

Effective January 31, 2007, we adopted FASB SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 amends SFAS 87, “Employers’ Accounting for Pensions,” SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plan and for Termination Benefits,” SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS 158 improves financial reporting by requiring an employer to recognize the over funded or under funded status of defined benefit pension and postretirement plans (other than a multi employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. As allowed under the transition provision of SFAS 158, gains and losses, prior service costs or credits, and transition assets or obligations that have not yet been included in net periodic benefits cost as of January 31, 2007 are recognized as components of the ending balance of “Accumulated other comprehensive income,” net of tax, shown in the Consolidated Statements of Changes in Stockholders’ Equity for fiscal 2006. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This provision of the statement is required for fiscal year ending after December 15, 2008; we will implement it for the year ending January 31, 2009.

The adoption resulted in the recognition of income of $36.2 million in other comprehensive income, net of tax effect of $0.7 million, and a corresponding reduction in pension liability of $36.9 million as of January 31, 2007.

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

New Accounting Pronouncements

In February 2007 the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115” (SFAS 159), which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. We are currently assessing the potential impact of the standard on our financial condition and results of operations.

In October 2006 the FASB issued Staff Position 123(R)-6 “Technical Corrections of FASB Statement 123(R),” which revises the definition of “short-term inducement” to exclude an offer to settle an award. The provisions of this FASB Staff Position (FSP) are effective for the first reporting period beginning after October 20, 2006. This guidance did not have a material effect on our financial condition and results of operations.

In October 2006 the FASB issued FSP 123(R)-5 “Amendment of FASB Staff Position FAS 123(R)-1.” This FSP amends FSP FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under SFAS 123(R),” to clarify that freestanding financial instruments that were originally issued as employee compensation subject to SFAS 123(R) and subsequently modified solely to reflect an equity restructuring that occurs when the holders are no longer employees, should continue to be subject to the recognition and measurement provisions of SFAS 123(R) if certain conditions are met. The provisions in this FSP are effective for the first reporting period beginning after October 10, 2006. This guidance did not have a material effect on our financial condition and results of operations.

In September 2006 the FASB issued SFAS 157, “Fair Value Measurements” (SFAS 157). This standard defines fair value, establishes a framework for measuring fair value in conformity with GAAP, and expands disclosures about fair value measurements. SFAS 157 does not introduce new requirements for when fair value measures must be used, but focuses on how to measure fair value by establishing a fair value hierarchy to classify the sources of information used to measure fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management is assessing the potential impact on present fair value measurement techniques, disclosures, and our financial position.

In September 2006 the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements 87, 88, 106, and 132(R)” (SFAS 158). This standard requires employers that sponsor defined benefit plans to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur, through comprehensive income. SFAS 158 requires prospective application and is effective for financial statements issued for fiscal years ending after December 15, 2006. The adoption resulted in the recognition of income of $36.2 million in other comprehensive income, net of tax effect of $0.7 million, and a corresponding reduction in pension liability of $36.9 million as of January 31, 2007.

In September 2006 the SEC issued Staff Accounting Bulletin 108, “Quantifying Financial Misstatements” (SAB 108), which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB 108 is effective for fiscal years ending after November 15, 2006. This guidance did not have a material effect on our financial condition and results of operations.

In July 2006 the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) an interpretation of FASB Statement 109, “Accounting for Income Taxes.” FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We have not yet determined the impact of the recognition and measurement requirements of FIN 48 on our existing tax positions. We currently recognize the benefits of an uncertain income tax position if it is probable that we will prevail. The standard establishes a lower threshold for recognizing the benefit of some uncertain tax positions than we have historically used. Therefore, we do not expect the adoption to have a significant impact on our financial statements. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings or goodwill.

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

Interest Rates

We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed rate debt. We have from time to time entered into interest rate swap arrangements to further hedge against interest rate fluctuations. In January 2006 we entered into an interest rate swap agreement with a total notional value of $50 million to hedge the variability of interest payments associated with our variable-rate term debt. The swap agreement is expected to settle in January 2009. Since the interest rate swap hedges the variability of interest payments on variable rate debt with the same terms, it qualifies for cash flow hedge accounting treatment. We expect the cash flow hedge to remain effective during fiscal 2007, therefore we do not anticipate any reclassification into earnings for gains and losses that are in accumulated other comprehensive income as of January 31, 2007. At January 31, 2007 and 2006 approximately $450 million and $454 million, respectively, of our debt was variable rate debt after considering the impact of the swap.

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

We have audited the accompanying consolidated balance sheets of HLI Operating Company, Inc. and subsidiaries (the Company) as of January 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended January 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HLI Operating Company, Inc. and subsidiaries as of January 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of HLI Operating Company, Inc. and subsidiaries’ internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 5, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 2 to the consolidated financial statements, effective February 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. As discussed in Note 2 to the consolidated financial statements, effective January 31, 2007, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB No. 87, 88, 106 and 132(R).

As discussed in Note 2, for the year ended January 31, 2005 the Company eliminated the one-month lag previously related to the consolidation of the financial statements of its international subsidiaries.

/s/ KPMG LLP

Detroit, Michigan
April 5, 2007

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	January 31,	January 31,	January 31,
	2007	2006	2005
	(Dollars in millions, except per share amounts)

Net sales	$2,056.2	$1,956.5	$1,773.4
Cost of goods sold	1,870.6	1,787.5	1,587.3

Gross profit	185.6	169.0	186.1
Marketing, general, and administrative	137.3	133.9	124.8
Amortization of intangible assets	11.1	14.2	12.3
Asset impairments and other restructuring charges	43.8	55.5	8.6
Goodwill impairment	—	185.5	—
Other income, net	(13.2)	(4.9)	(8.6)

Earnings (loss) from operations	6.6	(215.2)	49.0
Interest expense, net	76.2	65.8	51.3
Other non-operating expense	—	0.8	1.7
Loss on early extinguishment of debt	—	—	12.2

Loss from continuing operations before taxes, minority interest, and cumulative effect of change in accounting principle	(69.6)	(281.8)	(16.2)
Income tax expense (benefit)	39.2	(1.4)	16.7

Loss from continuing operations before minority interest and cumulative effect of change in accounting principle	(108.8)	(280.4)	(32.9)
Minority interest	10.3	7.2	9.1

Loss from continuing operations before cumulative effect of change in accounting principle	(119.1)	(287.6)	(42.0)
Discontinued operations:
Loss from discontinued operations, net of tax of ($0.1), $1.7, and $3.0, respectively	(45.4)	(174.3)	(30.6)
(Loss) gain on sale of discontinued operations, net of tax of $0.0, $3.8, and $0.0, respectively	(2.4)	3.9	—

Total loss from discontinued operations, net of tax	(47.8)	(170.4)	(30.6)
Cumulative effect of change in accounting principle, net of tax of $0.8	—	—	2.6

Net loss	$(166.9)	$(458.0)	$(70.0)

See accompanying notes to consolidated financial statements.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31,	January 31,
	2007	2006
	(Dollars in millions,
	(except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$38.4	$42.3
Receivables, net of allowance of $2.4 million and $4.1 million at January 31, 2007 and 2006, respectively	258.5	216.5
Other receivables	43.2	101.0
Inventories	172.8	160.5
Deferred tax assets	3.2	3.5
Prepaid expenses	12.7	11.8
Assets held for sale	51.8	117.5

Total current assets	580.6	653.1
Property, plant, and equipment, net	680.7	715.4
Deferred tax assets	7.5	14.0
Goodwill	210.0	197.8
Customer relationships, net	107.2	103.7
Other intangible assets, net	66.6	76.1
Other assets	38.6	39.1

Total assets	$1,691.2	$1,799.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and other notes	$27.9	$25.5
Current portion of long-term debt	6.7	16.2
Accounts payable and accrued liabilities	384.4	345.6
Liabilities held for sale	19.9	40.8

Total current liabilities	438.9	428.1
Long-term debt, net of current portion	659.4	668.7
Deferred tax liabilities	67.3	62.7
Pension and other long-term liabilities	366.5	409.2
Minority interest	44.8	35.1
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, par value $1.00 per share:
100,000 shares authorized; 97,034 and 98,000 issued and outstanding at January 31, 2007 and January 31, 2006, respectively	12.5	12.1
Common stock, par value $0.01 per share:
600,000 shares authorized; 590,000 issued and outstanding at both January 31, 2007 and 2006	—	—
Additional paid in capital	688.3	685.6
Accumulated deficit	(742.9)	(575.6)
Accumulated other comprehensive income	156.4	73.3

Total stockholders’ equity	114.3	195.4

Total liabilities and stockholders’ equity	$1,691.2	$1,799.2

See accompanying notes to consolidated financial statements.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 31,	January 31,	January 31,
	2007	2006	2005

Cash flows from operating activities:
Net loss	$(166.9)	$(458.0)	$(70.0)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Net loss from discontinued operations	47.8	170.4	30.6
(Loss) gain on sale of discontinued operations	(2.4)	3.9	—
Depreciation and tooling amortization	111.3	120.8	125.6
Amortization of intangibles	11.1	14.2	12.3
Amortization of deferred financing fees and accretion of discount	5.7	5.9	3.7
Change in deferred income taxes	5.9	(21.6)	(9.4)
Asset impairments	32.9	47.2	2.2
Goodwill impairment	—	185.5	—
Minority interest	10.7	8.0	9.9
Equity compensation expense	2.4	2.8	5.5
Loss on early extinguishment of debt	—	—	12.2
(Gain) loss on sale of assets and businesses	—	(9.5)	0.5
Changes in operating assets and liabilities that increase (decrease) cash flows:
Receivables	(42.2)	(56.3)	101.2
Other receivables	57.7	(24.0)	(77.0)
Inventories	(11.2)	7.9	(2.6)
Prepaid expenses and other	0.3	(5.8)	(8.4)
Accounts payable and accrued liabilities	20.0	(30.3)	37.4
Chapter 11 items:
Payments related to Chapter 11 filings	—	(0.1)	(1.5)

Cash provided by (used for) operating activities	83.1	(39.0)	172.2

Cash flows from investing activities:
Purchase of property, plant, equipment, and tooling	(80.8)	(95.2)	(126.2)
Purchase of businesses, net of cash acquired	—	(4.9)	—
Proceeds from disposal of assets and businesses	10.2	16.0	0.7
Capital contributed by minority shareholders	0.4	—	—

Cash used for investing activities	(70.2)	(84.1)	(125.5)

Cash flows from financing activities:
Changes in bank borrowings and credit facilities	0.6	24.8	(0.7)
Redemption of Senior Notes, net of discount and related fees	—	—	(96.7)
Redemption of Term Loan B, net of related fees	—	(94.9)	(16.0)
Proceeds from Term Loan C	—	150.0	—
Repayment of long-term debt	(20.2)	(10.2)	(17.5)
Dividends to minority shareholders	(1.8)	(3.6)	(13.1)
Bank finance fees paid	(2.9)	—	—
Net proceeds from issuance of common stock	—	—	117.0

Cash (used for) provided by financing activities	(24.3)	66.1	(27.0)

Cash flows of discontinued operations:
Net cash provided by (used for) operating activities	11.0	24.9	(7.9)
Net cash provided by (used for) investing activities	7.5	23.1	(32.5)
Net cash (used for) provided by financing activities	(13.4)	18.5	—
Effect of exchange rate changes on cash and cash equivalents	2.4	(2.1)	5.7

(Decrease) increase in cash and cash equivalents	(3.9)	7.4	(15.0)
Adjustment for the elimination of the one month lag	—	—	1.4
Cash and cash equivalents at beginning of period	42.3	34.9	48.5

Cash and cash equivalents at end of period	$38.4	$42.3	$34.9

See accompanying notes to consolidated financial statements.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
						Other
		Par	Preferred	Paid in	Accumulated	Comprehensive
	Shares	Value	Stock	Capital	Deficit	Income	Total
	(Dollars in millions, except share amounts)

Balance at January 31, 2004	590,000	$—	$12.1	$557.8	$(47.6)	$93.9	$616.2
Comprehensive income:
Net loss	—	$—	$—	$—	$(70.0)	$—	$(70.0)
Minimum pension liability adjustment, net of tax of $1.4	—	—	—	—	—	(2.2)	(2.2)
Currency translation adjustment, net of tax of $0.3	—	—	—	—	—	47.4	47.4

Total comprehensive loss	—	—	—	—	—	—	(24.8)
Capital contribution		—	—	117.0	—	—	117.0
Equity compensation expense	—	—	—	5.5	—	—	5.5

Balance at January 31, 2005	590,000	$—	$12.1	$680.3	$(117.6)	$139.1	$713.9

Comprehensive income:
Net loss	—	$—	$—	$—	$(458.0)	$—	$(458.0)
Minimum pension liability adjustment, net of tax benefit of $4.7	—	—	—	—	—	(7.3)	(7.3)
Currency translation adjustment, net of tax of $7.5	—	—	—	—	—	(56.6)	(56.6)
Unrealized loss on derivatives	—	—	—	—	—	(1.9)	(1.9)

Total comprehensive loss	—	—	—	—	—	—	(523.8)
Equity compensation expense	—	—	—	5.3	—	—	5.3

Balance at January 31, 2006	590,000	$—	$12.1	$685.6	$(575.6)	$73.3	$195.4

Preferred stock dividends accrued	—	$—	$0.4	$—	$(0.4)	$—	$—
Comprehensive income:
Net loss	—	—	—	—	(166.9)	—	(166.9)
Currency translation adjustment, net of tax of $0.8	—	—	—	—	—	44.5	44.5
Minimum pension liability adjustment, net of tax of $3.1	—	—	—	—	—	4.9	4.9
Unrealized loss on derivatives	—	—	—	—	—	(2.5)	(2.5)

Total comprehensive loss	—	—	—	—	—	—	(120.0)
Adjustment resulting from adoption of FAS 158, net of tax of $0.7	—	—	—	—	—	36.2	36.2
Equity compensation expense	—	—	—	2.7	—	—	2.7

Balance at January 31, 2007	590,000	$—	$12.5	$688.3	$(742.9)	$156.4	$114.3

See accompanying notes to consolidated financial statements.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 31, 2007, 2006, and 2005

Note 1.	Description of Business

Unless otherwise indicated, references to “we,” “us,” or “our” mean HLI Operating Company, Inc., a Delaware corporation, and our subsidiaries. References to a fiscal year means the 12-month period commencing on February 1st of that year and ending on January 31st of the following year (i.e., “fiscal 2006” refers to the period beginning February 1, 2006 and ending January 31, 2007, “fiscal 2005” refers to the period beginning February 1, 2005 and ending January 31, 2006).

Originally founded in 1908, we are a leading worldwide producer of aluminum and steel wheels for passenger cars and light trucks and of steel wheels for commercial trucks and trailers. We are also a leading supplier of automotive brake and powertrain components. We have global operations with 30 facilities including business and sales offices, manufacturing facilities, and technical centers, located in 14 countries around the world. We sell our products to every major North American, Japanese, and European manufacturer of passenger cars and light trucks and to commercial highway vehicle customers throughout the world.

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

Summary of Significant Accounting Policies

Principles of Consolidation:  Our consolidated financial statements include the accounts of our majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Our investments in joint ventures are accounted for under the equity method. Financial position as of January 31, 2007, 2006, and 2005 and results of operations for all periods presented for these joint ventures were not material to our consolidated financial statements.

Historically, we consolidated our international subsidiaries using the twelve month period ended December 31st. Due to more efficient financial reporting procedures, we were able to eliminate this one month lag in fiscal 2004. This change is preferable since it aligns the year end reporting date of our international subsidiaries with our year end reporting. The Consolidated Statements of Operations include 12 months of activity for all periods presented. In addition, we recorded income of $2.6 million in the first quarter of fiscal 2004 as a cumulative effect of a change in accounting principle, which represents the operating results of our international subsidiaries for the month of January 2004.

Cash and Cash Equivalents:  Cash and cash equivalents include short-term investments with original maturities of 90 days or less.

Accounts Receivable:  Receivables are presented net of allowances for doubtful accounts of approximately $2.4 million and $4.1 million at January 31, 2007 and January 31, 2006, respectively. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts provides for losses believed to be inherent within our receivables (primarily trade receivables). We evaluate both the creditworthiness of specific customers and the overall probability of losses based upon an analysis of the overall aging of receivables, past collection trends, and general economic conditions. We believe that the allowance for uncollectible accounts is

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adequate to cover potential losses. Actual results may vary as a result of unforeseen economic events and the impact those events could have on our customers. See Note 20, Off Balance Sheet Arrangements, for a description of our accounts receivable securitization or financing facilities.

Inventories:  Inventories are stated at the lower of cost or market, with cost determined principally by the first-in, first-out (FIFO) or average cost method. Cost includes the cost of materials, direct labor, and the applicable share of manufacturing overhead. Spare parts and indirect supply inventories are stated at cost and charged to earnings as used.

Property, Plant, and Equipment:  Property, plant, and equipment are recorded at cost. Depreciation is generally provided on a straight-line basis at rates that are designed to write off the assets over their estimated useful lives, principally as follows:

Buildings	12-25 years
Machinery and equipment	1-10 years

Maintenance, repairs, and minor replacement costs are expensed as incurred and were $69.6 million, $75.8 million, and $64.6 million for the years ended January 31, 2007, 2006, and 2005, respectively.

Special Tooling:  Expenditures made to meet special tooling requirements are capitalized. Special tooling, which is reimbursable by the customer, is classified as either a current asset in accounts receivable or as other current assets in the Consolidated Balance Sheets, depending upon the expected time of reimbursement, and was $9.1 million and $5.5 million as of January 31, 2007 and 2006, respectively. Special tooling that is not reimbursable by the customer is classified as another non-current asset and is charged to cost of goods sold on a straight-line basis over a five year period or the estimated useful life, whichever is shorter.

Goodwill and Other Intangible Assets:  Goodwill and other indefinite-lived intangible assets are no longer amortized; rather those assets must be tested for impairment annually. We test goodwill for impairment as of November 1st of each fiscal year, or more frequently should circumstances change or events occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount, as provided for in Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets” (SFAS 142). Other definite-lived intangible assets continue to be amortized on a straight line basis over their estimated lives.

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

Financial Instruments:  The carrying amounts of cash and cash equivalents, receivables, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amount of bank borrowings and variable rate long-term debt approximate market value, as interest rates vary with market rates. The fair value of the 10 1/2% Senior Notes (Senior Notes) was $154.0 million and $140.6 million as of January 31, 2007 and January 31, 2006, respectively.

We enter into futures contracts and purchase commitments from time to time to hedge our exposure to future increases in commodity prices. Outstanding contracts represent future commitments and are not included in the Consolidated Balance sheets. Substantially all of such contracts mature within a period of three months to six months. Gains or losses resulting from the liquidation of futures contracts are recognized in the Consolidated Statements of Operations as part of cost of goods sold.

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

For both years ended January 31, 2007 and 2006, we held $50 million in derivative financial instruments. During the years ended January 31, 2007 and 2006, we recorded an unrealized loss of $2.5 million and $1.9 million, respectively, on instruments designated as hedges in accumulated other comprehensive income. At January 31, 2005, we held no derivative financial instruments.

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

Certain accounting guidance, including the guidance applicable to pensions, does not require immediate recognition of the effects of a deviation between actual and assumed experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted. Although this netting occurs outside the basic financial statements, the net amount is disclosed as an unrecognized gain or loss in the footnotes to our financial statements. In accordance with the fresh start accounting provisions of Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” all previously unrecognized gains or losses were immediately recognized at the emergence date.

Effective January 31, 2007, we adopted FASB SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 amends SFAS 87, “Employers’ Accounting for Pensions,” SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plan and for Termination Benefits,” SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and SFAS 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS 158 improves financial reporting by requiring an employer to recognize the over funded or under funded status of defined benefit pension and postretirement plans (other than a multi employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. As allowed under the transition provision of SFAS 158, gains and losses, prior service costs or credits, and transition assets or obligations that have not yet been included in net periodic benefits cost as of January 31, 2007 are recognized as components of the ending balance of “Accumulated other

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprehensive income,” net of tax, shown in the Consolidated Statements of Changes in Stockholders’ Equity for fiscal 2006. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This provision of the statement is required for fiscal year ending after December 15, 2008; we will implement it for the year ending January 31, 2009.

The adoption resulted in the recognition of income of $36.2 million in other comprehensive income, net of tax effect of $0.7 million, and a corresponding reduction in pension liability of $36.9 million as of January 31, 2007.

Accumulated Other Comprehensive Income:  FASB SFAS 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income. Comprehensive income is defined as all changes in a Company’s net assets except changes resulting from transactions with shareholders. It differs from net income in that certain items currently recorded to equity would be a part of comprehensive income. Disclosure of comprehensive income (loss) is incorporated into the Consolidated Statements of Changes in Stockholders’ Equity.

Revenue Recognition:  Sales are recognized in accordance with GAAP, including the Securities and Exchange Commission’s Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements,” which requires that sales be recognized when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable, and collection of related billings is reasonably assured. Revenues are recognized upon shipment of product and transfer of ownership to the customer. Provisions for customer sales allowances and incentives are recorded as a reduction of sales at the time of product shipment.

Research and Development Costs:  Research and development costs are expensed as incurred. Amounts expensed during the years ended January 31, 2007, 2006, and 2005 were approximately $4.4 million, $5.8 million, and $8.9 million, respectively.

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

Product Warranties:  Accruals for estimated warranty costs are based on historical experience and adjusted from time to time depending on actual experience. Warranty reserves are evaluated for adequacy on a regular basis. Accrual adjustments may be required when actual warranty claim experience differs from estimates.

Sale of Receivables:  We sell receivables in securitization sales transactions to fund our operations and to maintain liquidity. In many of our securitization transactions, we surrender control over these assets by selling receivables to securitization special purpose entities (SPEs). Securitization entities are a common, required element of securitization transactions to meet certain legal and transaction requirements that assure that the sold assets have been isolated from our creditors and us.

Receivables are considered sold for accounting purposes when the receivables are transferred beyond the reach of our creditors, the transferee has the right to pledge or exchange the assets, and we have surrendered control over the rights and obligations of the receivables. If these criteria are satisfied, the receivables are removed from our balance sheet at the time they are sold.

For off-balance sheet sales of receivables, estimated gains or losses are recognized in the period in which the sale occurs. We retain certain interests in receivables sold in securitization transactions. These interests are recorded

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at fair value with unrealized gains or losses recorded, net of tax, in accumulated other comprehensive income, a component of stockholders’ equity.

Certain sales of receivables do not qualify for off-balance sheet treatment. As a result, the sold receivables and associated debt are not removed from our balance sheet and no gain or loss is recorded for these transactions.

Foreign Currency Translation/Transaction:  Assets and liabilities of subsidiaries denominated in foreign currencies are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected as a component of accumulated other comprehensive income in the stockholders’ equity section of the Consolidated Balance Sheets. In fiscal 2006 and fiscal 2005, we recorded foreign currency transaction losses of $1.5 million and $1.0 million, respectively. In fiscal 2004, we recorded a foreign currency transaction gain of $1.2 million. Foreign currency transactions gains and losses are included in the Consolidated Statements of Operations as a component of other income (net).

Taxes on Income:  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized to reduce the deferred tax assets to the amount that is more likely than not to be realized. We have not recorded a deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration. These temporary differences may become taxable upon a repatriation of assets from the subsidiaries or a sale or liquidation of the subsidiaries. We have a liability for taxes that may become payable as a result of future audits of past years by tax authorities. The amounts are analyzed periodically and adjustments are made as events occur to warrant adjustment.

We, along with our U.S. subsidiaries, are included in Hayes Lemmerz International, Inc.’s (HLI) consolidated U.S. federal and certain state income tax returns. Our provision for U.S. income taxes is determined as if we were a separate taxpayer. We, along with certain domestic subsidiaries, are jointly and severally liable for the U.S. federal and certain state income tax obligations of Hayes Lemmerz International, Inc.

Taxes Collected from Customers and Remitted to Governmental Authorities:  Taxes assessed by various governmental authorities, such as value added taxes and sales taxes, are excluded from revenues and costs and are reported on a net basis.

Reclassifications:  Certain prior period amounts have been reclassified to conform to the current year presentation.

Statements of Cash Flows:  The following is additional information to the Consolidated Statements of Cash Flows for the years indicated (dollars in millions):

	January 31,	January 31,	January 31,
	2007	2006	2005

Supplemental cash flow disclosures:
Cash paid for interest	$70.8	$58.0	$51.2
Net cash paid for income taxes on continuing operations	20.9	27.9	28.0
Net cash paid (refund received) for income taxes on discontinued operations	0.4	0.9	(0.1)

Stock-Based Compensation:  We account for stock based compensation in accordance FASB SFAS 123(R), “Share-Based Payment” (SFAS 123(R)), which we adopted on February 1, 2006. SFAS 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date fair value of those awards. Expense is recognized based on the vesting period of the awards. There was no material adjustment to our Consolidated Statement of Operations upon adoption of SFAS 123(R).

In January 2006 we accelerated the vesting of all unvested stock options granted to our executive officers, directors, and other employees under our Long Term Incentive Plan, primarily to avoid recognizing compensation expense associated with these options in future financial statements upon our adoption of SFAS 123(R). See Note 18, Stock Based Benefit Plans, for additional details relating to our stock based compensation plans.

Note 3.	Acquisitions and Divestitures of Businesses

On October 16, 2006 we sold our Southfield, Michigan suspension components machining plant to the group of private investors who purchased our Cadillac, Michigan ductile iron foundry in December 2005. Under the agreement, this group acquired all of the outstanding shares of stock of Hayes Lemmerz International — Southfield, Inc., our wholly owned subsidiary.

On December 5, 2005 we sold the outstanding shares of stock of Hayes Lemmerz International — Cadillac, Inc., a wholly-owned subsidiary that produced ductile iron castings operating in Cadillac, Michigan, to a group of private investors. The Cadillac, Michigan ductile iron foundry produced engine exhaust manifolds, steering knuckles, and other cast components.

On November 28, 2005 we increased our ownership stake in our Turkish aluminum wheel joint venture, Jantas Aluminyum Jant Sanayi ve Ticaret A.S. (a.k.a. Jantas Aluminum Wheels), with operations in Manisa, Turkey. We, along with Inci Holding A.S., one of the other two original joint venture partners in Jantas Aluminum Wheels, acquired the 35% interest in the joint venture previously held by Cromodora Wheels S.p.A. As a result of the transactions, we increased our interest from 40% to 60%, while Inci Holding A.S. increased its share from 25% to 40%. Following the acquisition of the interest of Cromodora Wheels S.p.A., Jantas Aluminum Wheels was merged with and into Hayes Lemmerz Inci Jant Sanayi A.S., which began production of aluminum wheels for the Turkish and European markets in fiscal 2006.

On November 14, 2005 we sold the ownership in our Commercial Highway Hub and Brake Drum business (Hub and Drum) to Precision Partners Holding Company. Under the terms of the stock purchase agreement, we sold all of the issued and outstanding shares of capital stock of certain subsidiaries that operate our Hub and Drum business for approximately $53.2 million. This transaction included operations in Berea, Kentucky; Chattanooga, Tennessee; and Mexico City, Mexico.

On October 17, 2005 we sold our aftermarket brake controller business to Hayes Brake Controller Company, a limited liability corporation formed by Syncro Corporation of Arab, Alabama. The transaction included the sale of all inventory, assets, and intellectual property necessary to the operation of the aftermarket brake controller business.

On June 30, 2005 we sold the outstanding shares of stock of Hayes Lemmerz International — Equipment and Engineering, Inc. to a group of private investors. This business provided equipment and engineering services for the metal casting industry. The sale included our operations in Au Gres, Michigan.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Inventories

The major classes of inventory are as follows (dollars in millions):

	January 31,	January 31,
	2007	2006

Raw materials	$39.9	$37.4
Work-in-process	38.5	36.8
Finished goods	64.0	58.5
Spare parts and supplies	30.4	27.8

Total	$172.8	$160.5

Note 5.	Property, Plant, and Equipment

The major classes of property, plant, and equipment are as follows (dollars in millions):

	January 31,	January 31,
	2007	2006

Land	$43.0	$39.4
Buildings	195.8	187.4
Machinery and equipment	772.9	746.6
Capital lease assets	—	0.1

	1,011.7	973.5
Accumulated depreciation	(331.0)	(258.1)

Property, plant, and equipment, net	$680.7	$715.4

Depreciation expense and tooling amortization are as follows (dollars in millions):

	Year Ended
	January 31,	January 31,	January 31,
	2007	2006	2005

Depreciation expense	$100.3	$108.3	$110.5
Tooling amortization	11.0	12.5	15.1

Total	$111.3	$120.8	$125.6

Note 6.	Assets Held for Sale

Assets held for sale consist of the following (dollars in millions):

	January 31,	January 31,
	2007	2006

Suspension business	$49.0	$113.0
Howell, Michigan building	2.8	4.2
Lathes	—	0.3

Total	$51.8	$117.5

The balances as of January 31, 2007 and 2006 include our Suspension business (see Note 7, Discontinued Operations and Note 25, Subsequent Events for additional detail) and our idle building in Howell, Michigan. The Howell, Michigan facility was written down to fair value during fiscal 2006 due to declining real estate market

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conditions in the area. The balance as of January 31, 2006 includes nine lathes from our Homer, Michigan facility, which were sold during fiscal 2006.

Note 7.	Discontinued Operations

In the beginning of fiscal 2007 we divested our suspension business operations in Bristol, Indiana and Montague, Michigan. In fiscal 2006, we divested our operations in Southfield, Michigan. In the fourth quarter of fiscal 2005, we sold a ductile iron foundry in Cadillac, Michigan that manufactured cast iron suspension and powertrain components. These facilities made up our suspension components business (Suspension business) and was part of our Components segment. We divested our Suspension business operations in order to streamline our business in North America, provide us with greater financial flexibility, and focus our global resources on core businesses. We completed the sale of our Bristol, Indiana and Montague, Michigan facilities in February 2007 (see Note 25, Subsequent Events). In October 2006 we sold the outstanding shares of stock of our Southfield, Michigan iron suspension components machining plant. We received net cash proceeds of $16.6 million and recorded a loss on the sale of $2.4 million. There were no proceeds associated with the sale of our Cadillac, Michigan facility and we recorded a loss on sale of $4.7 million.

On November 14, 2005 we sold our Hub and Drum business to Precision Partners Holding Company. This decision was part of a larger corporate strategy to focus on our core businesses and to improve liquidity and shareholder value. The shares were sold for cash proceeds of $53.2 million and we recorded a gain on the sale of $12.4 million. The Hub and Drum business was comprised of operations in Berea, Kentucky; Chattanooga, Tennessee; and Mexico City, Mexico and was included in our Other segment. Net proceeds from the sale were used to reduce the principal amount of our Term Loan B and provide us with additional liquidity.

The Suspension business and Hub and Drum business were accounted for as discontinued operations in accordance with FASB SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). Accordingly, the operating results were classified as discontinued operations and prior periods have been reclassified.

The assets and liabilities of the Suspension business consist of the following (dollars in millions):

	January 31,	January 31,
	2007	2006

Cash and cash equivalents	$0.1	$0.2
Receivables	30.0	39.1
Inventories	17.5	19.4
Prepaid expenses and other assets	1.4	11.6
Property, plant, and equipment, net	—	42.7

Total assets held for sale	$49.0	$113.0

Accounts payable and accrued liabilities	$15.7	$25.2
Other long term liabilities	4.2	15.6

Total liabilities held for sale	$19.9	$40.8

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating results for the Suspension business for the following fiscal years are as follows (dollars in millions):

	2006	2005	2004

Net sales	$229.8	$320.7	$363.6
Loss before income tax expense	$(47.9)	$(180.8)	$(29.2)
Income tax expense (benefit)	(0.1)	0.2	0.6

Net loss	$(47.8)	$(181.0)	$(29.8)

Impairments related to the Suspension business of $42.8 million and $147.8 million were recorded for fiscals 2006 and 2005, respectively. The impairments were in accordance with SFAS 144, which states that an impairment loss shall be recognized if the carrying amount of a long lived asset is not recoverable and its carrying amount exceeds its fair value.

The assets and liabilities of the Hub and Drum business, which was sold in November 2005, consist of the following (dollars in millions):

January 31,
2005

Receivables	$14.6
Inventories	7.6
Prepaid expenses and other current assets	0.5
Property, plant and equipment, net	29.2
Other assets	0.1

Total assets held for sale	$52.0

Accounts payable and accrued liabilities	$10.6
Other long term liabilities	1.2

Total liabilities held for sale	$11.8

Operating results for the Hub and Drum business for the following fiscal years are as follows (dollars in millions):

	2005	2004

Net sales	$88.8	$107.5
Income before income tax expense	$15.9	$1.6
Income tax expense	5.3	2.4

Net income	$10.6	$(0.8)

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following (dollars in millions):

		January 31, 2007			January 31, 2006
	Weighted	Gross		Net	Gross		Net
	Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
Customer relationships	30 years	$122.6	$(15.4)	$107.2	$113.9	$(10.2)	$103.7
Customer contracts	6 years	25.0	(17.8)	7.2	23.4	(10.9)	12.5
Unpatented technology	8 years	31.0	(14.6)	16.4	36.3	(12.7)	23.6

	15 years	$178.6	$(47.8)	$130.8	$173.6	$(33.8)	$139.8

Non-amortized intangible assets:
Tradenames		$43.0			$40.0
Goodwill		$210.0			$197.8

Total amortization expense for amortized intangible assets were $11.1 million, $14.2 million, and $12.3 million for fiscal 2006, fiscal 2005, and fiscal 2004, respectively. We expect that ongoing amortization expense will approximate between $11 million and $13 million in each of the next five fiscal years.

The changes in the net carrying amount of goodwill by segment are as follows (dollars in millions):

	Automotive
	Wheels	Components	Other	Total

Balance as of January 31, 2006	$197.8	$—	$—	$197.8
Effects of currency translation	14.1	—	—	14.1
Reclassification	(0.9)	—	—	(0.9)
Income tax adjustments	(1.0)	—	—	(1.0)

Balance as of January 31, 2007	$210.0	$—	$—	$210.0

The income tax adjustments consist of net benefits of $1.0 million related to the resolution of income tax uncertainties for periods prior to the effective date of our emergence from bankruptcy on June 3, 2003.

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

We utilize an income approach to estimate the fair value of each of our reporting units. The income approach is based on projected debt-free cash flow, which is discounted to the present value using discount factors that consider the timing and risk of cash flows. We believe that this approach is appropriate because it provides a fair value estimate based upon the reporting unit’s expected long-term operating cash flow performance. This approach also mitigates the impact of cyclical downturns that occur in the industry. Fair value is estimated using recent automotive industry and specific platform production volume projections, which are based on both third-party and internally-developed forecasts, as well as commercial, wage and benefit, inflation, and discount rate assumptions. Other significant assumptions include terminal value growth rates, terminal value margin rates, future capital expenditures, and changes in future working capital requirements. While there are inherent uncertainties related to the

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions used and to management’s application of these assumptions to this analysis, we believe that the income approach provides a reasonable estimate of the fair value of our reporting units.

During fiscal 2005, events occurred that indicated a significant decline in the fair value of our reporting units as well as an impairment of the related goodwill. These events included industry overcapacity and lower than expected future pricing in our Automotive Wheels segment for aluminum wheels in our international division. During our annual impairment testing for our reporting units as of November 1, 2005, we evaluated the net book value of goodwill within our reporting units by comparing the fair value of the reporting unit to the related net book value. As a result, we recorded a goodwill impairment charge of $185.5 million in the fourth quarter of fiscal 2005, which was reported as goodwill impairment on the Consolidated Statement of Operations.

Note 9.	Other Assets

Other assets consist of the following (dollars in millions):

	January 31,	January 31,
	2007	2006

Production tooling	$18.7	$22.4
Unamortized debt issuance costs	13.8	15.5
Investments in joint ventures	0.1	0.1
Other	6.0	1.1

Total	$38.6	$39.1

Note 10.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (dollars in millions):

	January 31,	January 31,
	2007	2006

Accounts payable	$258.8	$217.2
Employee costs	75.7	81.7
Other accrued liabilities	49.9	46.7

Total	$384.4	$345.6

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Bank Borrowings, Other Notes, and Long-Term Debt

Bank borrowings and other notes of $27.9 million and $25.5 million at January 31, 2007 and 2006, respectively, consist primarily of short-term credit facilities of our foreign subsidiaries.

Long-term debt consists of the following (dollars in millions):

	January 31,	January 31,
	2007	2006

Various foreign bank and government loans maturing through 2007, weighted average interest rates of 5.4% and 5.6% at January 31, 2007 and 2006, respectively	$3.4	$18.4
Term Loan B maturing fiscal 2009, weighted average interest rate of 8.9% and 7.7% at January 31, 2007 and 2006, respectively	327.8	332.3
Term Loan C maturing fiscal 2010, weighted average interest rate of 11.4% and 9.9% at January 31, 2007 and 2006, respectively	150.0	150.0
10 1/2% Senior Notes due fiscal 2010, net of discount of $0.4 million and $0.8 million at January 31, 2007 and 2006, respectively	162.1	161.7
Mortgage note payable maturing June 3, 2008	21.8	22.0
Capital lease obligations	1.0	0.5

	666.1	684.9
Less current portion of long-term debt	6.7	16.2

Long-term debt, net of current portion	$659.4	$668.7

The long-term debt repayment schedule for the next five fiscal years are as follows (dollars in millions):

	2007	2008	2009	2010	2011	Total

Various foreign bank and government loans	$1.0	$0.8	$0.8	$0.8	$—	$3.4
Term Loan B	4.5	4.5	318.8	—	—	327.8
Term Loan C	—	—	—	150.0	—	150.0
10 1/2% Senior Notes	—	—	—	162.1	—	162.1
Mortgage note payable	0.2	21.6	—	—	—	21.8
Capital lease obligations	1.0	—	—	—	—	1.0

	$6.7	$26.9	$319.6	$312.9	$—	$666.1

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

As of January 31, 2007 there were no outstanding borrowings and approximately $20.3 million in letters of credit issued under the Revolving Credit Facility. As of January 31, 2006, there were no outstanding borrowings and approximately $17.9 million in letters of credit issued under the Revolving Credit Facility. The amount available to borrow under the Revolving Credit Facility at January 31, 2007 and 2006 was approximately $79.7 million and $63.7 million, respectively. At January 31, 2006, the Revolving Credit Facility was constrained due to the leverage covenant ($18.4 million impact). The constraint was eliminated as part of our March 31, 2006 amendment to the Credit Facility.

On March 16, 2007 we announced our intention to refinance or amend the Credit Facility in connection with the closing of the Rights Offering (Rights Offering) to holders of HLI’s common stock (See Note 25, Subsequent Events). HLI intends to use the proceeds of the Rights Offering to repurchase the Senior Notes.

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

On March 12, 2004, we used a portion of the common stock offering net proceeds (See Note 23, Common Stock Offering) to redeem $87.5 million aggregate principal amount, plus accrued and unpaid interest thereon, of our outstanding Senior Notes at a redemption price of 110.5%. This redemption resulted in a loss on early

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

extinguishment of $11.8 million during the first quarter of fiscal 2004, including $2.6 million related to original issue discount and debt issuance costs on the redeemed portion of the Senior Notes.

We also used a portion of the primary stock offering proceeds to prepay $16.0 million, plus accrued and unpaid interest thereon, of our Term Loan B on February 12, 2004. Upon prepayment, we recognized a loss on early extinguishment of $0.4 million related to debt issuance costs on the prepaid portion of the Term Loan B. (See Note 23, Common Stock Offering).

Note 12.	Pension Plans and Postretirement Benefits Other Than Pensions

We sponsor several defined benefit pension plans (Pension Benefits) and health care and life insurance benefits (Other Benefits) for certain employees around the world. We fund the Pension Benefits based upon the funding requirements of the United States and international laws and regulations in advance of benefit payments and the Other Benefits as benefits are provided to the employees.

On August 17, 2006 the Pension Protection Act of 2006 was signed into law. We have not yet incorporated this legislation into the calculation of benefit obligations. This legislation will be effective for our fiscal year beginning February 1, 2008.

The following tables provide a reconciliation of the change in benefit obligation, the change in plan assets, and the net amount recognized in the Consolidated Balance Sheets as of January 31 for the years indicated. The information is based on an October 31 measurement date.

	United States Plans				International Plans
	Pension Benefits		Other Benefits		Pension Benefits
	2007	2006	2007	2006	2007	2006

Change in Benefit Obligation:
Benefit obligation at beginning of year	$200.6	$193.8	$191.8	$191.8	$144.6	$142.2
Service cost	1.0	1.0	0.1	0.1	0.8	0.7
Interest cost	11.1	10.7	10.6	10.6	6.1	6.6
Employee contributions	—	—	—	—	0.2	0.2
Actuarial loss/ (gain)	(7.3)	13.5	(14.3)	5.9	(10.8)	13.4
Adjustments	—	—	—	—	5.2	—
Benefits and expenses paid	(16.1)	(18.4)	(15.8)	(16.6)	(8.5)	(8.2)
Exchange rate changes	—	—	—	—	9.2	(10.3)

Benefit obligation at end of year	$189.3	$200.6	$172.4	$191.8	$146.8	$144.6

Change in Plan Assets:
Fair value of plan assets at beginning of year	$136.7	$123.3	$—	$—	$11.1	$10.5
Actual return on plan assets	16.9	20.8	—	—	1.1	1.2
Company contributions	15.9	11.0	—	—	8.6	7.9
Employee contributions	—	—	—	—	0.2	0.2
Adjustments	—	—	—	—	2.4	—
Benefits paid and plan expenses	(16.1)	(18.4)	—	—	(8.5)	(8.2)
Exhange rate changes	—	—	—	—	(0.3)	(0.5)

Fair value of plan assets at end of year	$153.4	$136.7	$—	$—	$14.6	$11.1

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United States Plans				International Plans
	Pension Benefits		Other Benefits		Pension Benefits
	2007	2006	2007	2006	2007	2006

Funded Status:
Funded status of plan	$(35.9)	$(63.9)	$(172.4)	$(191.8)	$(132.2)	$(133.5)
Unrecognized net actuarial (gain) loss	—	(1.9)	—	(6.7)	—	14.8
Company contributions	3.1	3.4	3.5	3.2	—	—

Net amount recognized	$(32.8)	$(62.4)	$(168.9)	$(195.3)	$(132.2)	$(118.7)

Net Liability Recognized:
Current liabilities	(0.2)	(15.9)	(14.9)	(14.7)	(7.9)	—
Noncurrent liabilities	(32.6)	(46.5)	(154.0)	(180.6)	(124.3)	(134.3)

Net amount recognized	$(32.8)	$(62.4)	$(168.9)	$(195.3)	$(132.2)	$(134.3)

AOCI Recognized:
Net actuarial gain, net of tax	(15.3)	N/A	(20.7)	N/A	(0.2)	N/A
Minimum pension liability, net of tax	—	—	—	—	4.6	9.5

Net amount recognized	$(15.3)	$—	$(20.7)	$—	$4.4	$9.5

The projected benefit obligation, accumulated projected benefit obligation (APBO), and fair value of plan assets for the benefit plans with accumulated benefit obligations in excess of plan assets for the United States plans were $189.3 million, $172.4 million, and $153.4 million, respectively, as of January 31, 2007 and $200.6 million, $191.8 million, and $136.7 million, respectively, as of January 31, 2006. The estimated amount that will be amortized from accumulated other comprehensive income in fiscal 2007 is $0.4. The components of net periodic benefit costs included in operating results for the following fiscal years are as follows (dollars in millions):

	United States Plans
	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005

Components of net periodic benefit cost (income):
Service cost	$1.0	$1.0	$0.2	$0.1	$0.1	$0.1
Interest cost	11.1	10.7	11.2	10.6	10.6	10.7
Expected return on plan assets	(10.7)	(9.4)	(9.6)	—	—	—
Net amortization and deferral	—	—	—	(0.2)	—	(1.2)

Net benefit cost	$1.4	$2.3	$1.8	$10.5	$10.7	$9.6

	International Plans - Pension Benefits
	2007	2006	2005

Components of net periodic benefit cost (income):
Service cost	$0.8	$0.7	$0.7
Interest cost	6.1	6.6	6.8
Expected return on plan assets	(0.5)	(0.5)	(2.1)
Net amortization and deferral	0.2	0.1	—

Net benefit cost	$6.6	$6.9	$5.4

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective January 31, 2007, we adopted FASB SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The impact on the affected line items in the Consolidated Balance Sheets as of January 31, 2007 was as follows (dollars in millions):

	Before		After
	Application		Application
	of SFAS 158	Adjustments	of SFAS 158

Pension liability	$(370.8)	$36.9	$(333.9)
Deferred tax asset	11.4	(0.7)	10.7
Accumulated other comprehensive income	(120.2)	(36.2)	(156.4)

The actuarial assumptions used in determining the funded status information and net periodic benefit cost information shown above are as follows for the fiscal years indicated (dollars in millions):

	United States Plans
			Other		International Plans
	Pension Benefits		Benefits		Pension Benefits
	2007	2006	2007	2006	2007	2006

Weighted average assumptions:
Discount rate	5.75%	5.75%	5.75%	5.75%	4.21%	5.00%
Expected return on plan assets	8.25%	8.00%	N/A	N/A	5.65%	6.82%
Rate of compensation increase	N/A	N/A	N/A	N/A	2.75%	2.50%

The discount rate was developed using spot interest at 1/2 year increments for each of the next 30 years and is developed based on pricing and yield information for quality corporate bonds. We included corporate bonds rated AA by Moody’s where the time to maturity is between 0.5 and 30 years and that are denominated in U.S. dollars.

At January 31, 2007, the assumed annual health care cost trend rate used in measuring the APBO approximated 11.00% declining to 5.00% in years 2013 and thereafter. Increasing the assumed cost trend rate by 1% each year would have increased the APBO and service and interest cost components by approximately $14.6 million and $1.0 million, respectively, for fiscal 2006. Decreasing the assumed cost trend rate by 1% each year would have decreased the APBO and service and interest cost components by approximately $12.5 million and $0.8 million, respectively, for fiscal 2006.

Expected Return on Assets

To develop the expected long-term rate of return on assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 8.25% long-term rate of return on assets assumption for the United States plans.

Plan Contributions

We contributed $15.9 million, $15.8 million, and $8.6 million to our United States pension, United States postretirement benefit, and international pension plans, respectively, during fiscal 2006. We expect to contribute $12.6 million, $14.9 million, and $8.9 million to our United States pension, United States postretirement benefit, and international pension plans, respectively, during fiscal 2007.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Projected United States Benefit Payments

In each of the next five fiscal years, we expect that our United States pension and other postretirement benefit plans will pay participant benefits as follows (dollars in millions):

	2007	2008	2009	2010	2011	2012 — 2016	Total

Pension plans	$14.3	$14.0	$13.7	$13.5	$13.5	$69.5	$138.5
Health care and life insurance benefit plans	14.9	15.1	15.2	15.0	14.7	64.6	139.5

Pension Benefit Asset Information

Our United States pension plans’ weighted-average pension asset allocation by asset category at December 31, 2006 and 2005 are as follows:

	2006	2005

Asset Category:
Domestic equity	46.0%	54.4%
International equity	25.3%	15.9%
Fixed income	26.3%	26.8%
Other	2.4%	2.9%

Total	100.0%	100.0%

In addition to the broad asset allocation described above, the following policies apply to individual asset classes:

•	Fixed income investments are oriented toward risk averse, investment grade securities. With the exception of U.S. Government securities, in which the plan may invest the entire fixed income allocation, fixed income investments are required to be diversified among individual securities and sectors. There is no limit on the maximum maturity of securities held. Short sales, margin purchases and similar speculative transactions are prohibited.

•	Equity investments are diversified among capitalization and style and are required to be diversified among industries and economic sectors. Limitations are placed on the overall allocation to any individual security. Short sales, margin purchases, and similar speculative transactions are prohibited.

The Board of Directors has established the Investment Committee (the Committee) to manage the operations and administration of all benefit plans and related trusts. The Committee has an investment policy for the pension plan assets that establishes target asset allocations for the above listed asset classes as follows:

	Policy Target	Policy Range

Asset Class:
Domestic equity	45.0%	35-75%
International equity	25.0%	25-30%
Fixed income	30.0%	25-35%

The asset allocation policy was developed with consideration to the long-term nature of the obligations and the investment objectives of achieving a return on assets consistent with the funding requirements of the plan, maximizing portfolio return, and minimizing the impact of market fluctuations on the value of the plan assets. The Committee is committed to diversification to reduce the risk of large losses. To that end, the Committee has adopted policies requiring that each asset class will be diversified, and multiple managers with differing styles of

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management will be employed. On a quarterly basis, the Committee reviews progress towards achieving the pension plans’ and individual managers’ performance objectives.

Medicare Prescription Drug, Improvement, and Modernization Act

The Medicare Prescription Drug, Improvement, and Modernization Act, which was signed into law on December 8, 2003, expanded Medicare to include, for the first time, coverage for prescription drugs. We sponsor retiree welfare programs and have determined that this legislation reduces our costs for some of these programs. In accordance with guidance from the FASB, we adopted the provisions of FASB Staff Position 106-2 in the third quarter of fiscal 2004 and elected to recognize the effect of the subsidy retroactively. The reduction in interest costs related to the third quarter of fiscal 2004 was $0.2 million and the increased amortization of net gain for the same period was $0.2 million. The reduction in our accumulated postretirement benefit obligation was approximately $13.3 million at January 31, 2005.

Other Benefits

We also have contributory employee retirement savings plans covering substantially all of our domestic employees. The employer contribution is determined at our discretion and totaled approximately $4.5 million, $14.6 million, and $15.3 million for the years ended January 31, 2007, 2006, and 2005, respectively. Our Plan was amended and employer contributions were suspended effective May 4, 2006 for non-union employees and August 1, 2006 for union employees. On January 1, 2007 we resumed certain employer contributions, but below the level at which we were contributing before April 7, 2006.

Note 13.	Preferred Stock

We issued shares of Series A Preferred Stock, par value $1.00 per share, as part of our emergence from bankruptcy proceedings under the Plan of Reorganization that was confirmed by order of the United States Bankruptcy Court for the District of Delaware on May 12, 2003, and made effective on June 3, 2003. A total of 100,000 shares of this preferred stock are authorized, of which we issued 98,000 shares to (a) the lenders under our Third Amended and Restated Credit Agreement, dated as of February 3, 1999, (b) the holders of our 11.875% senior notes due 2006, and (c) the holders of general unsecured claims. As of January 31, 2007 and 2006, 97,034 and 98,000 shares were outstanding, respectively.

The redemption provision and convertibility features of the preferred stock are as follows:

a) In the event of our liquidation, dissolution, or winding up, whether voluntary or involuntary, the holders of the preferred stock are entitled to receive out of our assets, whether such assets are stated capital or surplus of any nature, a liquidation preference in an amount equal to $100 per share, plus all accrued and unpaid dividends.

b) The stock is redeemable in whole or in part by us at any time after June 3, 2013, at a redemption price equal to the liquidation preference, plus accrued and unpaid dividends. We may, at our option, pay the redemption price (i) in cash or (ii) by delivering a number of duly authorized, validly issued, fully paid, and nonassessable shares of common stock of HLI equal to the redemption price of the shares being redeemed, divided by the current market price of HLI’s common stock (as defined in our Certificate of Incorporation) on the date of redemption.

c) Shareholders are entitled to cash dividends of 8% of the liquidation preference per annum when, as, and if declared by HLI’s Board of Directors. Dividends accrue without interest from the date of issuance until declared and paid or until the shares are redeemed by us or exchanged by the holders thereof.

d) Shares may be exchanged in whole or in part at the option of the holders at any time for shares of common stock of HLI. The number of shares of HLI’s common stock for which each share of preferred stock

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may be exchanged is calculated by dividing the total liquidation preference plus all accrued and unpaid dividends on the preferred shares being exchanged by $23.125.

e) Shareholders vote together as a single class with the holders of our common stock, with each share of preferred stock being entitled to 1/10th of one vote on each matter submitted to our stockholders.

Note 14.	Asset Impairments and Other Restructuring Charges

Asset impairments and other restructuring charges by segment are as follows (dollars in millions):

	Automotive
	Wheels	Components	Other	Total

Fiscal 2006
Facility closure costs	$3.6	$—	$—	$3.6
Impairment of land, building, machinery, equipment, and tooling	16.8	15.6	0.5	32.9
Severance and other restructuring costs	4.1	2.4	0.8	7.3

Total	$24.5	$18.0	$1.3	$43.8

Fiscal 2005
Facility closure costs	$3.3	$—	$—	$3.3
Impairment of land, building, machinery, equipment, and tooling	9.3	37.9	—	47.2
Severance and other restructuring costs	5.0	—	—	5.0

Total	$17.6	$37.9	$—	$55.5

Fiscal 2004
Facility closure costs	$4.8	$(0.2)	$—	$4.6
Impairment of machinery, equipment, and tooling	2.2	—	—	2.2
Severance and other restructuring costs	1.4	—	0.4	1.8

Total	$8.4	$(0.2)	$0.4	$8.6

Asset Impairment Losses and Other Restructuring Charges for the Year Ended January 31, 2007

We recorded total asset impairment losses and other restructuring charges of $43.8 million for the year ended January 31, 2007.

Automotive Wheels:  The asset impairment losses and other restructuring charges for the Automotive Wheels segment were $24.5 million, which included continuing facility closure costs of $3.6 million related to our facilities located in Huntington, Indiana; Howell, Michigan; La Mirada, California; and Bowling Green, Kentucky. Impairments of $16.8 million were also recorded for our Huntington, Indiana and Howell, Michigan facilities and Hoboken, Belgium facility. Severance charges of $4.1 million were related to our Huntington, Indiana; Dello, Italy; and Hoboken, Belgium facilities.

In fiscal 2006, we incurred $4.7 million in facility exit and restructuring costs for our Huntington, Indiana facility, which was closed in fiscal 2006. We expect to incur an additional $2.1 million during fiscal 2007 related to the closure of this facility.

Components:  The asset impairment losses and other restructuring charges for the Components segment were $18.0 million. Facility and machinery and equipment impairments of $15.6 million were recorded for our Wabash, Indiana and Antwerp, Belgium facilities. The severance charges of $2.4 million mainly related to a reduction-in-force at our Technology Center in Ferndale, Michigan and other restructuring charges at our Laredo, Texas facility.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other:  Asset impairment losses and other restructuring charges for the Other segment of $1.3 million includes impairments of machinery and equipment of $0.5 million and severance of $0.8 million at our corporate offices.

Asset Impairment Losses and Other Restructuring Charges for the Year Ended January 31, 2006

We recorded total asset impairment losses and other restructuring charges of $55.5 million for the year ended January 31, 2006.

Automotive Wheels:  The expense for the Automotive Wheels segment was $17.6 million, which included continuing facility closure costs related to the Howell, Michigan; La Mirada, California; Somerset, Kentucky; Bowling Green, Kentucky; and Campiglione, Italy facilities. In addition, we recorded an impairment to the assets of our Huntington, Indiana facility, which closed in fiscal 2006. In our International Wheels operations, we recorded restructuring costs for the Manresa, Spain and Hoboken, Belgium facilities to more closely align capacity with expected demand and as a result of productivity initiatives.

Components:  We recorded total asset impairments and other restructuring charges of $37.9 million in fiscal 2005 related to the Ferndale, Michigan technical center and the Tegelen and Bergen, Netherlands facilities. During our testing of recoverability of long lived assets under SFAS 144, the asset values of these facilities were not deemed recoverable based on our most recent projections. Therefore, these facilities were written down to fair value.

Asset Impairment Losses and Other Restructuring Charges for the Year Ended January 31, 2005

We recorded total asset impairment losses and other restructuring charges of $8.6 million for the year ended January 31, 2005.

Automotive Wheels:  The expense for the Automotive Wheels segment was $8.4 million, which consisted primarily of continuing facility closure costs related to the Howell, Michigan and Bowling Green, Kentucky facilities. In addition, we recorded severance charges for our South Africa facility.

Components:  The income of $0.2 million was for a reversal of facility closure costs that had previously been accrued.

Other:  The expense of $0.4 million in the Other segment is related to severance at our corporate offices.

Severance and Other Restructuring Accrued Expense

The following table describes the activity in the severance and other restructuring accrued expense account for the year ending January 31, 2007 (dollars in millions):

			Cash Payments
			and Effects
	January 31,	Amounts	of Foreign	January 31,
	2006	Accrued	Currency	2007

Facility exit costs	$—	$3.6	$(3.6)	$—
Severance and other restructuring charges	0.4	7.3	(6.7)	1.0

	$0.4	$10.9	$(10.3)	$1.0

Note 15.	Commitments and Contingencies

Legal Proceedings

On May 3, 2002, a class action lawsuit was filed against thirteen of our former directors and officers (but not us) and KPMG LLP, our independent registered public accounting firm, in the U.S. District Court for the Eastern District of Michigan, seeking damages for a class of persons who purchased our bonds between June 3, 1999 and

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 5, 2001 and who claim to have been injured because they relied on our allegedly materially false and misleading financial statements. Additionally, before the commencement of the Chapter 11 Bankruptcy case, four other class actions were filed in the U.S. District Court for the Eastern District of Michigan against us and certain of our directors and officers on behalf of a class of purchasers of our common stock from June 3, 1999 to December 13, 2001, based on similar allegations of securities fraud. Pursuant to our Plan of Reorganization, we agreed, subject to certain conditions, to indemnify certain of our former directors against certain liabilities, including those matters described above, up to an aggregate of $10 million. On July 20, 2005 the court approved a settlement, which includes payment by certain defendants, including the former directors, of $7.2 million. On June 3, 2005, the former directors filed suit against us in the Delaware Court of Chancery seeking indemnification under the Plan of Reorganization. We dispute that any indemnification obligation exists. Trial has been set for August 2007. If the plaintiffs are successful and the court determines that an indemnification obligation exists, the amount of the obligation could be material.

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

Under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), we currently have potential environmental liability arising out of both of our wheel and non-wheel businesses at 17 Superfund sites (Sites). Five of the Sites were related to the operations of Motor Wheel prior to the divestiture of that business by The Goodyear Tire & Rubber Co. (Goodyear). In connection with the 1986 purchase of Motor Wheel by MWC Holdings, Inc. (Holdings), Goodyear agreed to retain all liabilities relating to these Sites and to indemnify and hold Holdings harmless with respect thereto. Goodyear has acknowledged this responsibility and is presently representing our interests with respect to all matters relating to these five Sites.

As a result of activities that took place at our Howell, Michigan facility prior to our acquisition of it, the U.S. Environmental Protection Agency (EPA) recently performed under CERCLA, remediation of PCB’s from soils on our property and sediments in the adjacent south branch of the Shiawassee River. The Michigan Department of Environmental Quality has indicated it intends to perform in 2007 additional remediation of these soils and river sediments. Under the terms of a consent judgment entered into in 1981 by Cast Forge, Inc. (Cast Forge) (the previous owner of this site) and the State of Michigan, any additional remediation of the PCBs is the financial responsibility of the State of Michigan and not of Cast Forge or its successors or assigns (including us). The EPA concurred in the consent judgment.

We are working with various government agencies and the other parties identified by the applicable agency as “potentially responsible parties” to resolve our liability with respect to nine Sites. Our potential liability at each of these Sites is not currently anticipated to be material.

We have potential environmental liability at the two remaining Sites arising out of businesses presently operated by Kelsey-Hayes. Kelsey-Hayes has assumed and agreed to indemnify us with respect to any liabilities associated with these Sites. Kelsey-Hayes has acknowledged this responsibility and is presently representing our interests with respect to these sites.

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

Leases

We lease certain production facilities and equipment under various agreements expiring in fiscal years ending January 31, 2007 to 2012 and later. The following is a schedule, by fiscal year, of future minimum rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year as of January 31, 2007 (dollars in millions):

Fiscal Year	Capital	Operating

2008	$1.0	$6.6
2009	—	4.3
2010	—	2.4
2011	—	0.5
2012 and later years	—	0.6

Total minimum payments required	$1.0	$14.4

Less amount representing interest	—

Present value of net minimum capital lease payments	1.0
Less current installments of obligations under capital leases	(1.0)

Obligations under capital leases, excluding current installments	$—

Rent expense was $17.0 million, $15.3 million, and $17.5 million for the years ended January 31, 2007, 2006, and 2005, respectively.

Note 16.	Taxes on Income

Income tax expense was calculated based upon the following components of income from continuing operations before income tax for the fiscal years indicated (dollars in millions):

	2006	2005	2004

U.S. income	$(118.4)	$(113.4)	$(86.1)
Foreign income	48.8	(168.4)	69.9

Total	$(69.6)	$(281.8)	$(16.2)

The income tax (benefit) expense attributable to continuing operations is summarized as follows for the fiscal years indicated (dollars in millions):

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006	2005	2004

Current:
Federal	$0.2	$0.2	$—
State and local	1.6	1.0	1.3
Foreign	31.5	22.8	24.8

	$33.3	$24.0	$26.1

Deferred:
Federal	$—	$(6.5)	$(1.4)
State and local	0.6	(0.7)	—
Foreign	5.3	(18.2)	(8.0)

	5.9	(25.4)	(9.4)

Income tax (benefit) expense	$39.2	$(1.4)	$16.7

The income tax expense for fiscal 2006 includes an expense of $7.9 million for the recognition of a valuation allowance against the deferred tax assets of Hoboken, Belgium. The income tax expense for fiscal 2005 includes an expense of $1.9 million for the recognition of a valuation allowance against the deferred tax assets of the operations in Chihuahua, Mexico. The deferred tax expense for fiscals 2006 and 2005 includes benefits related to operating loss carryforwards generated of $1.2 million and $6.4 million, respectively, for which no valuation allowance was established.

During the third quarter of fiscal 2006, we settled an IRS audit for pre-emergence bankruptcy tax years ended January 31, 2003 and May 31, 2003, as well as our post emergence tax year ended January 31, 2004. The settlement had no cash impact on any of the years under the settlement.

A reconciliation of tax expense (benefit) computed at the United States Federal statutory rate of 35% to the actual income tax expense (benefit) attributable to continuing operations follows for the fiscal years indicated (dollars in millions):

	2006	2005	2004

Federal tax expense (benefit) computed at statutory rate	$(24.3)	$(98.6)	$(5.7)
Increase (decrease) resulting from:
State taxes	1.8	0.5	0.9
Goodwill impairment	(0.1)	69.2	—
Non-deductible expenses	3.3	2.3	2.5
Foreign statutory tax rate differential	(22.9)	(12.0)	(7.0)
Change in foreign tax rates	0.2	0.4	(0.6)
Tax holidays	(3.1)	(4.3)	(5.1)
Loss (gain) on sale of subsidiary stock	6.2	(0.6)	—
Intercompany financing	(3.0)	(4.8)	(4.3)
Tax exempt income	(0.1)	(0.3)	(2.8)
Parent taxation of subsidiary earnings	1.4	0.8	2.3
Change in valuation allowance	80.4	50.5	34.2
All other items	(0.6)	(4.5)	2.3

Income tax (benefit) expense	$39.2	$(1.4)	$16.7

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

Deferred tax assets (liabilities) result from differences in the bases of assets and liabilities for tax and financial statement purposes. The deferred tax assets (liabilities) include amounts relating to both continuing and discontinued operations. The approximate tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of the deferred tax assets and liabilities follows for the fiscal years indicated (dollars in millions):

	2006	2005

Deferred tax assets attributable to:
Accrued liabilities	$19.2	$22.7
Operating loss carryforwards	215.9	173.8
Property, plant, and equipment	45.7	40.1
Pension	54.3	59.0
Inventories	8.4	6.1
Other	2.8	8.3

Total gross deferred tax assets	346.3	310.0
Less valuation allowance	(291.4)	(236.3)

Net deferred tax assets	$54.9	$73.7

Deferred tax liabilities attributable to:
Property, plant, and equipment	$(43.5)	$(48.9)
Intangible assets	(57.2)	(60.5)
Intercompany notes	(8.3)	(2.9)
Other	(3.9)	(7.4)

Total gross deferred tax liabilities	(112.9)	(119.7)

Net deferred tax liabilities	$(58.0)	$(46.0)

Deferred tax assets (liabilities) are presented within the Consolidated Balance Sheets for the following fiscal years (dollars in millions):

	2006	2005

Current assets	$3.2	$3.5
Current liabilities	(1.4)	(0.8)
Non current assets	7.5	14.0
Non current liabilities	(67.3)	(62.7)

Net deferred tax liabilities	$(58.0)	$(46.0)

We have U.S. Federal net operating loss carryforwards of $347.7 million expiring in 2024 through 2027. Under certain circumstances, the previously disclosed Rights Offering could result in an “ownership change” that could limit our ability to fully utilize these net operating loss carryforwards in the future. However, we expect to experience losses in the United States sufficient to continue to generate U.S. Federal net operating losses in future periods. We also have foreign net operating loss carryforwards of $210.5 million, of which $49.2 million expire in years 2009 through 2019, and $161.3 million may be carried forward indefinitely. In addition, we have U.S. Federal

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capital loss carryforwards of $53.1 million, which expire in 2009, 2011, and 2012 and state net operating loss carryforwards of $165.9 million, which expire in 2010 through 2027.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. We expect the deferred tax assets at January 31, 2007, net of the valuation allowance, to be realized as a result of the reversal of existing taxable temporary differences in the United States and as a result of projected future taxable income and the reversal of existing taxable temporary differences in certain foreign locations.

We increased the valuation allowance for continuing operations during fiscals 2006, 2005, and 2004 by $80.4 million, $50.5 million, and $34.2 million, respectively. If the deferred tax assets as of January 31, 2007 that have a valuation allowance recorded against them are subsequently realized, the amount that would be allocated to goodwill is estimated at $39.5 million.

We have not recognized a deferred tax liability for temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration. The amounts of such temporary differences as of January 31, 2007 and January 31, 2006 were estimated to be $65.2 million and $67.0 million, respectively. This amount may become taxable upon an actual or deemed repatriation of assets from the subsidiaries or a sale or liquidation of the subsidiaries. It is not practicable to estimate the amount of the unrecognized deferred tax liability.

In July 2006 the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) an interpretation of FASB Statement 109, “Accounting for Income Taxes.” FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We have not yet determined the impact of the recognition and measurement requirements of FIN 48 on our existing tax positions. We currently recognize the benefits of an uncertain income tax position if it is probable that we will prevail. The standard establishes a lower threshold for recognizing the benefit of some uncertain tax positions than we have historically used. Therefore, we do not expect the adoption to have a significant impact on our financial statements. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings or goodwill.

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

On August 9, 2004 we entered into an aluminum wheel joint venture with operations in Manisa, Turkey. In November 28, 2005 we increased our ownership stake in this aluminum wheel joint venture. We, along with Inci Holding A.S., one of the other two original joint venture partners in Jantas Aluminum Wheels, acquired the 35% interest in the joint venture previously held by Cromodora Wheels S.p.A. As a result of the transactions, we increased our interest from 40% to 60%, while Inci Holding A.S. increased its share from 25% to 40%. Following the acquisition of the interest of Cromodora Wheels S.p.A., the joint venture was merged with and into Hayes Lemmerz Inci Jant Sanayi A.S., which began production of aluminum wheels for the Turkish and European markets in fiscal 2006.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.	Stock Based Benefit Plans

The HLI Long-Term Incentive Plan provides for the grant of incentive stock options (ISOs), stock options that do not qualify as ISOs, restricted shares of common stock, and restricted stock units (collectively, the awards). Any officer, director, or key employee of HLI or any of its subsidiaries is eligible to be designated a participant in the Long-Term Incentive Plan.

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

On March 14, 2005 HLI granted additional restricted stock units to certain employees, 349,500 of which vested 50% in January 2006 and will vest with respect to the remaining 50% in January 2008, and 105,350 of which vested 100% in July 2006.

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

In January 2006 HLI accelerated the vesting of all unvested stock options granted to their executive officers, directors, and other employees under our Long Term Incentive Plan, primarily to avoid recognizing compensation expense associated with these options in future financial statements upon their adoption of SFAS 123R, “Share-Based Payment.” Virtually all of the accelerated options had strike prices that were significantly above the current trading price for HLI’s common stock and may not have offered the affected employees sufficient potential value when compared to the potential future compensation expense that would have been attributable to these options. HLI no longer has any outstanding unvested stock options under the Long-Term Incentive Plan. Therefore the adoption of SFAS 123R, as it relates to accounting for stock options, did not have an impact on HLI’s results of operations or financial position. The aggregate pre-tax compensation expense that was avoided by the accelerated vesting was approximately $1.8 million, of which approximately $1.3 million would have been recognized in fiscal 2006.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity for the years ended January 31, 2007, 2006, and 2005 under the Long-Term Incentive Plan is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at January 31, 2004	1,876,646	$13.98
Granted	150,657	13.11
Exercised	—	—
Canceled	(183,163)	13.96

Outstanding at January 31, 2005	1,844,140	$13.91
Granted	78,581	5.88
Exercised	—	—
Canceled	(200,486)	13.90

Outstanding at January 31, 2006	1,722,235	$13.54
Granted	—	—
Exercised	—	—
Canceled	(387,596)	13.79

Outstanding at January 31, 2007	1,334,639	$13.47

Balance vested at:
January 31, 2005	467,861	$13.97
January 31, 2006	1,722,235	13.54
January 31, 2007	1,334,639	13.47

The following table summarizes information about stock options outstanding at January 31, 2007:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
	Number of	Average	Average		Average
	Shares	Remaining	Exercise	Number of	Exercise
Range of Exercisable Prices:	Vested	Life	Price	Shares	Price

$ 1.89 - $ 3.79	7,945	8.92	$3.53	7,945	$3.53
$ 3.80 - $ 5.68	29,783	8.30	5.10	29,783	5.10
$ 5.69 - $ 7.57	29,301	8.42	7.15	29,301	7.15
$ 7.58 - $ 9.47	17,798	7.74	8.51	17,798	8.51
$ 9.48 - $11.36	7,786	7.67	10.32	7,786	10.32
$11.37 - $13.25	13,627	7.44	13.06	13,627	13.06
$13.26 - $15.14	1,206,100	6.52	13.93	1,206,100	13.93
$15.15 - $17.04	12,301	3.29	16.07	12,301	16.07
$17.05 - $18.93	9,998	6.90	17.60	9,998	17.60

	1,334,639	6.62	$13.47	1,334,639	$13.47

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of stock options granted in fiscals 2005 and 2004 were estimated on the respective dates of grant using the Black-Scholes option-pricing model. The weighted average fair values and related assumptions were:

	January 31, 2006	January 31, 2005

Risk free interest rate	4.06-4.46%	3.33-4.78%
Expected life	6.0	6.0
Expected volatility	49.0%	49.0%
Expected dividends	0%	0%

A summary of HLI’s restricted stock activity for the years ended January 31, 2007, 2006, and 2005 is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding at January 31, 2004	1,467,043	$13.98
Granted	100,439	11.74
Exercised	(132,872)	13.94
Forfeited	(129,943)	13.52

Outstanding at January 31, 2005	1,304,667	$13.86
Granted	507,238	6.53
Exercised	(281,346)	9.78
Forfeited	(172,854)	12.49

Outstanding at January 31, 2006	1,357,705	$12.14
Granted	921,500	2.94
Exercised	(371,074)	12.38
Forfeited	(231,132)	12.11

Outstanding at January 31, 2007	1,676,999	$7.03

As of January 31, 2007, there was $3.5 million of total unrecognized compensation cost related to restricted nonvested shares. That cost is expected to be recognized over a weighted-average period of 1.2 years.

At January 31, 2007, Series B Warrants to purchase 957,447 shares of common stock were outstanding. Each Series B Warrant allows the holder thereof to acquire one share of common stock for a purchase price of $25.83. The warrants are exercisable from June 3, 2003 through June 3, 2008.

Note 19.	Prior Period Accounting Errors

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

In August 2005 we discovered several accounting errors that would have impacted our reported results for prior periods. The two most significant of these errors related to the amount of amortization of definite lived

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangible assets following the application of fresh start accounting and to the amount of foreign withholding taxes recorded with respect to certain expatriate employees beginning in fiscal 2003. The accounting errors resulted in an understatement of our net loss of approximately $1.1 million in fiscal 2003, approximately $1.3 million in fiscal 2004, and approximately $0.7 million in the first quarter of fiscal 2005. Since the impact to the annual financial statements for fiscals 2003 and 2004 was not material, we recorded additional expense of approximately $3.1 million in the second quarter of fiscal 2005 to reflect the cumulative effect of the errors. We conducted an internal investigation into these errors and found no evidence of any intentional misstatements of these amounts.

The accounting errors, if properly recorded in the respective periods, would have increased net loss during fiscal 2003, fiscal 2004 and the first quarter of fiscal 2005 as follows (dollars in millions, except per share amounts):

Impact on
Interim Period	Net Loss

Predecessor
Three Months Ended April 30, 2003	$(0.3)
One Month Ended May 31, 2003	—

Four Months Ended May 31, 2003	$(0.3)

Successor
Two Months Ended July 31, 2003	$(0.2)
Three Months Ended October 31, 2003	(0.3)
Three Months Ended January 31, 2004	(0.3)

Eight Months Ended January 31, 2004	$(0.8)

Three Months Ended April 30, 2004	$(0.3)
Three Months Ended July 31, 2004	(0.3)
Three Months Ended October 31, 2004	(0.3)
Three Months Ended January 31, 2005	(0.4)

Year Ended January 31, 2005	$(1.3)

Three Months Ended April 30, 2005	$(0.7)
Three Months Ended July 31, 2005	3.1

Six Months Ended July 31, 2005	$2.4

In September 2004 an employee reported certain accounting irregularities at our facility in Cadillac, Michigan, which produced cast suspension components. An investigation was conducted by outside legal counsel under the direction of the Audit Committee. Based on that investigation, we determined that certain amounts had been improperly recorded as assets on our Consolidated Balance Sheets rather than treated as expenses on our Consolidated Statements of Operations, resulting in an understatement of our net loss in fiscal 2003 of approximately $0.9 million and no net change to our net loss in the first six months of fiscal 2004. Since the impact to the fiscal 2003 annual and quarterly reporting periods and fiscal 2004 first half financial statements was not material in any individual reporting period, we recorded a cumulative adjustment (additional expense) of approximately $0.9 million in the third quarter of fiscal 2004 to reflect the proper accounting treatment. The Cadillac, Michigan facility was sold in the fourth quarter of fiscal 2005 and is now reported as discontinued operations (see Note 7, Discontinued Operations).

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The investigation conducted by outside legal counsel found that a former employee was responsible for the improper accounting entries at the Cadillac facility, which resulted in the financial impacts noted below. We terminated the employee responsible. The investigation found no evidence that there were similar issues at other facilities in the business unit.

Impact on
Interim Period	Net Loss

Predecessor
Three Months Ended April 30, 2003	$—
One Month Ended May 31, 2003	(0.1)

Four Months Ended May 31, 2003	$(0.1)

Successor
Two Months Ended July 31, 2003	$(0.4)
Three Months Ended October 31, 2003	(0.1)
Three Months Ended January 31, 2004	(0.3)

Eight Months Ended January 31, 2004	$(0.8)

Note 20.	Off Balance Sheet Arrangements

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

Pursuant to the securitization facility, certain of our consolidated subsidiaries sell substantially all U.S. short term trade receivables to a non-consolidated special purpose entity (SPE I) at face value and no gains or losses are recognized in connection with the sales. The purchase price for the receivables sold to SPE I is paid in a combination of cash and short term notes. The short term notes appear in other receivables on our Consolidated Balance Sheets and represent the difference between the face amount of accounts receivables sold and the cash received for the sales. SPE I resells the receivables to a non-consolidated qualifying special purpose entity (SPE II) at an annualized discount of 2.4% to 4.4%. SPE II pays the purchase price for the receivables with cash received from borrowings and equity in SPE II for the excess of the purchase price of the receivables over the cash payment. SPE II pledges the receivables to secure borrowings from commercial lenders. This debt is not included in our consolidated financial statements.

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

The securitization transactions are accounted for as sales of the receivables under the provisions of SFAS 140 and are removed from the Consolidated Balance Sheets. The proceeds received are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Costs associated with the receivables facility are recorded as other expense in the Consolidated Statements of Operations.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At January 31, 2007 and 2006 the outstanding balances of receivables sold to special purpose entities were $80.2 million and $112.0 million, respectively. Our net retained interests at January 31, 2007 and 2006 were $43.2 million and $101.0 million, respectively, which are disclosed as other receivables on the Consolidated Balance Sheets and in cash flows from operating activities in the Consolidated Statements of Cash Flows. Advances from lenders at January 31, 2007 and commercial paper conduits at January 31, 2006 were $37.0 million and $11.0 million, respectively.

Note 21.	Segment Information

We are organized based primarily on markets served and products produced. Under this organizational structure, our operating segments have been aggregated into three reportable segments: Automotive Wheels, Components, and Other. The Automotive Wheels segment includes results from our operations that primarily design and manufacture fabricated steel and cast aluminum wheels for original equipment manufacturers in the global passenger car, light vehicle, and heavy duty truck markets. The Components segment includes results from our operations that primarily design and manufacture automotive brake components and powertrain components for original equipment manufacturers in the global passenger car and light vehicle markets. The Other segment includes financial results related to the corporate office and the elimination of certain intercompany activities.

Due to the sale of the Montague, Michigan and Bristol, Indiana facilities in February 2007, our Suspension business, including our Cadillac and Southfield, Michigan facilities, are reported as discontinued operations and prior year amounts have been realigned due to these reclassifications (see Note 7, Discontinued Operations).

Since February 1, 2005 our Akron facility, which was previously reported in the Other segment, has been reported in our Automotive Wheels segment consistent with management’s change in segment review based on product classifications. Prior year amounts have been realigned due to this reclassification.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies described in Note 2, Basis of Presentation and Summary of Significant Accounting Policies. We evaluate the performance of our operating segments based primarily on sales, operating profit, and cash flow.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present revenues and other financial information by business segment (dollars in millions):

	Year Ended
	January 31,	January 31,	January 31,
	2007	2006	2005

Revenues:
Automotive Wheels	$1,671.6	$1,594.4	$1,440.6
Components	384.6	362.1	332.8

Total	$2,056.2	$1,956.5	$1,773.4

Earnings (loss) from operations:
Automotive Wheels	$53.3	$(150.4)	$63.4
Components	(26.8)	(35.0)	3.6
Other	(19.9)	(29.8)	(18.0)

Total	$6.6	$(215.2)	$49.0

Depreciation and amortization:
Automotive Wheels	$99.0	$105.9	$110.2
Components	18.7	24.4	24.8
Other	4.7	4.7	2.9

Total	$122.4	$135.0	$137.9

Capital expenditures:
Automotive Wheels	$65.4	$78.6	$91.6
Components	14.4	16.0	25.6
Other	1.0	0.6	9.0

Total	$80.8	$95.2	$126.2

The following table presents certain balance sheet information by business segment (dollars in millions):

	January 31,	January 31,
	2007	2006

Total assets:
Automotive Wheels	$1,336.6	$1,247.7
Components	192.0	321.5
Other	162.6	230.0

Total	$1,691.2	$1,799.2

Goodwill:
Automotive Wheels	$210.0	$197.8
Components	—	—
Other	—	—

Total	$210.0	$197.8

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As we do not prepare consolidated financial statements by country, providing a breakdown of long-lived assets by geographic areas in which we operate is impracticable.

	Year Ended
	January 31,	January 31,	January 31,
	2007	2006	2005

Revenues:
United States	$562.1	$595.8	$569.8
Germany	268.7	231.8	198.7
Other foreign countries	1,225.4	1,128.9	1,004.9

Total	$2,056.2	$1,956.5	$1,773.4

Customer Concentration

During fiscal 2006, approximately 48% of our revenues were from three automotive manufacturers and their affiliates. The following is a summary of the percentage of revenues from direct sales to these major customers on a worldwide basis:

Total

Year Ended January 31, 2007
Ford Motor Company	18.7%
General Motors Corporation	15.4%
DaimlerChrysler	14.3%

48.4%

Year Ended January 31, 2006
Ford Motor Company	17.8%
General Motors Corporation	16.2%
DaimlerChrysler	13.8%

47.8%

Year Ended January 31, 2005
Ford Motor Company	16.2%
DaimlerChrysler	14.9%
General Motors Corporation	13.5%

44.6%

Note 22.	Selected Quarterly Financial Data (Unaudited)

The following represents our selected quarterly financial data (dollars in millions, except per share amounts):

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	January 31,	October 31,	July 31,	April 30,
	2007	2006	2006	2006

Net sales	$501.1	$533.7	$517.9	$503.5
Gross profit	36.8	50.9	51.0	46.9
Loss from continuing operations before cumulative effect of change in accounting principle	(58.1)	(16.0)	(27.9)	(17.1)
Net loss	(62.8)	(59.6)	(26.9)	(17.6)

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	January 31,	October 31,	July 31,	April 30,
	2006(1)	2005	2005	2005

Net sales	$464.6	$520.0	$477.7	$494.2
Gross profit	29.1	52.1	35.7	52.1
Loss from continuing operations before cumulative effect of change in accounting principle	(239.4)	(9.2)	(31.5)	(7.5)
Net loss	(366.1)	(13.7)	(70.1)	(8.1)

(1)	The fourth quarter of fiscal 2005 includes:

•	Goodwill impairment of $185.5 million (see Note 8, “Goodwill and Other Intangible Assets”)

•	Impairments of $117.1 million for the Suspension business (see Note 7, “Discontinued Operations”)

•	Impairments of $32.5 million for international components (see Note 14, “Asset Impairments and Other Restructuring Charges”)

Note 23.	Common Stock Offering

On February 11, 2004, HLI closed on a primary offering of 7,720,970 shares of HLI’s common stock and a secondary offering of 2,000,000 shares of HLI’s common stock. HLI used the net proceeds of the $117.0 million that it received from the primary offering to redeem $87.5 million aggregate principal amount, plus accrued and unpaid interest thereon, of our outstanding Senior Notes on March 12, 2004, to prepay $16.0 million, plus accrued and unpaid interest thereon, of our Term Loan B on February 12, 2004, and for general corporate purposes.

Note 24.	Condensed Consolidated Financial Statements

The following condensed consolidated financial statements present the financial information required with respect to those entities that guarantee certain of our debt.

The condensed consolidated financial statements are presented based on the equity method of accounting. Under this method, the investments in subsidiaries are recorded at cost and adjusted for our share of the subsidiaries’ cumulative results of operations, capital contributions, distributions, and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Guarantor and Nonguarantor Financial Statements

HLI, Parent, and substantially all of our domestic subsidiaries (collectively, the Guarantor Subsidiaries) have fully and unconditionally guaranteed, on a joint and several basis, the Senior Notes, Term Loan B, and Term Loan C. None of our foreign subsidiaries have guaranteed the Senior Notes, Term Loan B, or Term Loan C, nor have two of our domestic subsidiaries owned by our foreign subsidiaries or subsidiaries that are special purpose entities formed for domestic accounts receivable securitization programs (collectively, the Nonguarantor Subsidiaries). In lieu of providing separate unaudited financial statements for each of the Guarantor Subsidiaries, we have included the unaudited supplemental guarantor condensed consolidating financial statements. We do not believe that separate financial statements for each of the Guarantor Subsidiaries are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended January 31, 2007

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

Net sales	$0.3	$562.9	$1,532.6	$(39.6)	$2,056.2
Cost of goods sold	18.2	549.3	1,343.1	(40.0)	1,870.6

Gross (loss) profit	(17.9)	13.6	189.5	0.4	185.6
Marketing, general, and administrative	2.6	49.7	85.0	—	137.3
Equity in losses (earnings) of subsidiaries and joint ventures	96.7	(0.8)	—	(95.9)	—
Asset impairments and other restructuring charges	3.3	12.7	27.8	—	43.8
Other (income) expense, net	(5.0)	0.4	0.4	2.1	(2.1)

(Loss) earnings from operations	(115.5)	(48.4)	76.3	94.2	6.6
Interest expense (income), net	49.9	(0.1)	26.4	—	76.2

(Loss) earnings from continuing operations before taxes on income and minority interest	(165.4)	(48.3)	49.9	94.2	(69.6)
Income tax expense	1.5	0.7	37.0	—	39.2

(Loss) earnings from continuing operations before minority interest	(166.9)	(49.0)	12.9	94.2	(108.8)
Minority interest	—	—	10.3	—	10.3

(Loss) earnings from continuing operations	(166.9)	(49.0)	2.6	94.2	(119.1)
(Loss) earnings from discontinued operations, net of tax	—	(51.5)	3.7	—	(47.8)

Net (loss) income	$(166.9)	$(100.5)	$6.3	$94.2	$(166.9)

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended January 31, 2006

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

Net sales	$3.4	$610.9	$1,378.5	$(36.3)	$1,956.5
Cost of goods sold	23.5	588.0	1,212.1	(36.1)	1,787.5

Gross (loss) profit	(20.1)	22.9	166.4	(0.2)	169.0
Marketing, general, and administrative	3.7	52.9	77.3	—	133.9
Equity in losses (earnings) of subsidiaries and joint ventures	397.0	(2.2)	—	(394.8)	—
Asset impairments and other restructuring charges	1.5	17.7	221.8	—	241.0
Other expense (income), net	3.7	(3.4)	9.0	—	9.3

(Loss) earnings loss from operations	(426.0)	(42.1)	(141.7)	394.6	(215.2)
Interest (income) expense, net	38.5	0.5	26.8	—	65.8
Other non-operating expense	(0.7)	—	1.5	—	0.8

(Loss) earnings from continuing operations before taxes on income and minority interest	(463.8)	(42.6)	(170.0)	394.6	(281.8)
Income tax (benefit) expense	(5.8)	(0.1)	4.5	—	(1.4)

(Loss) earnings from continuing operations before minority interest	(458.0)	(42.5)	(174.5)	394.6	(280.4)
Minority interest	—	—	7.2	—	7.2

(Loss) earnings from continuing operations	(458.0)	(42.5)	(181.7)	394.6	(287.6)
(Loss) income from discontinued operations, net of tax	—	(167.8)	(2.6)	—	(170.4)

Net (loss) income	$(458.0)	$(210.3)	$(184.3)	$394.6	$(458.0)

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended January 31, 2005

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

Net sales	$3.1	$580.4	$1,217.5	$(27.6)	$1,773.4
Cost of goods sold	25.3	543.1	1,046.1	(27.2)	1,587.3

Gross (loss) profit	(22.2)	37.3	171.4	(0.4)	186.1
Marketing, general, and administrative	3.6	52.4	68.8	—	124.8
Equity in losses (earnings) of subsidiaries and joint ventures	7.0	(4.0)	—	(3.0)	—
Asset impairments and other restructuring charges	1.0	5.1	2.5	—	8.6
Other (income) expense, net	(1.3)	(1.2)	4.7	1.5	3.7

(Loss) Earnings from operations	(32.5)	(15.0)	95.4	1.1	49.0
Interest (income) expense, net	23.8	0.4	27.1	—	51.3
Other non-operating expense	0.8	—	0.9	—	1.7
Loss on early extinguishment of debt	12.2	—	—	—	12.2

(Loss) Earnings from continuing operations before taxes on income and minority interest	(69.3)	(15.4)	67.4	1.1	(16.2)
Income tax expense (benefit)	0.7	(0.8)	16.8	—	16.7

(Loss) earnings from continuing operations before minority interest	(70.0)	(14.6)	50.6	1.1	(32.9)
Minority interest	—	—	9.1	—	9.1

(Loss) earnings from continuing operations before cumulative effect of change in accounting principle	(70.0)	(14.6)	41.5	1.1	(42.0)
Income from discontinued operations, net of tax	—	(27.1)	(3.5)	—	(30.6)
Cumulative effect of change in accounting principle	—	—	2.6	—	2.6

Net (loss) income	$(70.0)	$(41.7)	$40.6	$1.1	$(70.0)

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS

As of January 31, 2007

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

Cash and cash equivalents	$(0.7)	$0.5	$38.6	$—	$38.4
Receivables	(80.6)	60.6	278.5	—	258.5
Other receivables	43.2	—	—	—	43.2
Inventories	0.4	48.5	123.9	—	172.8
Prepaid expenses and other	3.1	52.2	12.4	—	67.7

Total current assets	(34.6)	161.8	453.4	—	580.6
Property, plant, and equipment, net	30.0	123.8	526.9	—	680.7
Goodwill and other assets	852.3	(115.6)	381.6	(688.4)	429.9

Total assets	$847.7	$170.0	$1,361.9	$(688.4)	$1,691.2

Bank borrowings and other notes	$—	$—	$27.9	$—	$27.9
Current portion of long-term debt	4.6	1.1	1.0	—	6.7
Accounts payable and accrued liabilities	48.3	59.8	296.2	—	404.3

Total current liabilities	52.9	60.9	325.1	—	438.9
Long-term debt, net of current portion	657.1	—	2.3	—	659.4
Pension and other long-term liabilities	199.5	0.8	233.5	—	433.8
Minority interest	—	—	44.8	—	44.8
Parent loans	(176.1)	(20.5)	199.1	(2.5)	—
Preferred stock	12.5	—	—	—	12.5
Additional paid-in capital	688.3	525.8	569.1	(1,094.9)	688.3
Retained earnings (accumulated deficit)	(742.9)	(406.0)	(115.8)	521.8	(742.9)
Accumulated other comprehensive income (loss)	156.4	9.0	103.8	(112.8)	156.4

Total stockholders’ equity	114.3	128.8	557.1	(685.9)	114.3

Total liabilities and stockholder’s equity	$847.7	$170.0	$1,361.9	$(688.4)	$1,691.2

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS

As of January 31, 2006

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

Cash and cash equivalents	$(4.1)	$0.6	$45.8	$—	$42.3
Receivables	(112.1)	87.5	241.1	—	216.5
Other receivables	101.0	—	—	—	101.0
Inventories	1.3	46.8	112.4	—	160.5
Prepaid expenses and other	4.7	117.9	10.2	—	132.8

Total current assets	(9.2)	252.8	409.5	—	653.1
Property, plant, and equipment, net	34.1	130.7	550.6	—	715.4
Goodwill and other assets	876.8	(110.3)	384.5	(720.3)	430.7

Total assets	$901.7	$273.2	$1,344.6	$(720.3)	$1,799.2

Bank borrowings and other notes	$—	$1.0	$24.5	$—	$25.5
Current portion of long-term debt	4.6	—	11.6	—	16.2
Accounts payable and accrued liabilities	68.7	88.6	229.1	—	386.4

Total current liabilities	73.3	89.6	265.2	—	428.1
Long-term debt, net of current portion	661.7	(0.1)	7.1	—	668.7
Pension and other long-term liabilities	236.6	0.6	234.7	—	471.9
Minority interest	—	—	35.1	—	35.1
Parent loans	(265.3)	(30.4)	292.3	3.4	—
Preferred stock	12.1	—	—	—	12.1
Additional paid-in capital	685.6	519.0	570.6	(1,089.6)	685.6
Retained earnings (accumulated deficit)	(575.6)	(305.5)	(122.1)	427.6	(575.6)
Accumulated other comprehensive income (loss)	73.3	—	61.7	(61.7)	73.3

Total stockholders’ equity	195.4	213.5	510.2	(723.7)	195.4

Total liabilities and stockholder’s equity	$901.7	$273.2	$1,344.6	$(720.3)	$1,799.2

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended January 31, 2007

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

Cash flows (used for) provided by operating activities	$(52.8)	$(14.3)	$150.2	$—	$83.1

Cash flows from investing activities:
Purchase of property, plant, equipment, and tooling	(1.1)	(17.4)	(62.3)	—	(80.8)
Proceeds from sale of assets	—	2.4	7.8	—	10.2
Capital contributed by minority shareholders	—	—	0.4	—	0.4

Cash used for investing activities	(1.1)	(15.0)	(54.1)	—	(70.2)

Cash flows from financing activities:
Changes in bank borrowings and credit facilities	—	(1.0)	1.6	—	0.6
(Repayment) borrowings of long-term debt	(4.6)	1.1	(16.7)	—	(20.2)
Dividends to minority shareholders	—	—	(1.8)	—	(1.8)
Bank finance fees paid	(2.9)	—	—	—	(2.9)

Cash (used for) provided by financing activities	(7.5)	0.1	(16.9)	—	(24.3)

Increase (decrease) in parent loans and advances	64.8	27.8	(92.6)	—	—
Net cash provided by discontinued operations	—	1.3	3.8	—	5.1
Effect of exchange rates on cash and cash equivalents	—	—	2.4	—	2.4

Increase (decrease) in cash and cash equivalents	3.4	(0.1)	(7.2)	—	(3.9)
Cash and cash equivalents at beginning of period	(4.1)	0.6	45.8	—	42.3

Cash and cash equivalents at end of period	$(0.7)	$0.5	$38.6	$—	$38.4

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended January 31, 2006

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

Cash flows (used for) provided by operating activities	$(113.4)	$(30.2)	$104.6	$—	$(39.0)

Cash flows from investing activities:
Purchase of property, plant, equipment, and tooling	(0.5)	(28.6)	(66.1)	—	(95.2)
Purchase of businesses, net of cash acquired	—	—	(4.9)	—	(4.9)
Proceeds from disposal of assets and businesses	16.0	—	—	—	16.0

Cash provided by (used for) investing activities	15.5	(28.6)	(71.0)	—	(84.1)

Cash flows from financing activities:
Changes in bank borrowings and credit facility	—	1.0	23.8	—	24.8
Repayment of Term Loan B, net of related fees	(94.9)	—	—	—	(94.9)
Borrowings from Term Loan C	150.0	—	—	—	150.0
Repayment of long term debt	—	(8.3)	(1.9)	—	(10.2)
Dividends paid to minority shareholders	—	—	(3.6)	—	(3.6)

Cash provided by (used for) financing activities	55.1	(7.3)	18.3	—	66.1

Increase (decrease) in parent loans and advances	8.4	40.7	(49.1)	—	—
Net cash provided by discontinued operations	39.6	26.2	0.7		66.5
Effect of exchange rates on cash and cash equivalents	—	—	(2.1)	—	(2.1)

Increase in cash and cash equivalents	5.2	0.8	1.4	—	7.4
Cash and cash equivalents at beginning of period	(9.3)	(0.2)	44.4	—	34.9

Cash and cash equivalents at end of period	$(4.1)	$0.6	$45.8	$—	$42.3

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended January 31, 2005

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
	(Dollars in millions)

Cash flows (used for) provided by operating activities	$(0.9)	$10.0	$163.1	$—	$172.2

Cash flows from investing activities:
Purchase of property, plant, equipment, and tooling	(6.5)	(30.9)	(88.8)	—	(126.2)
Proceeds from sale of assets	0.3	0.4	—	—	0.7

Cash used for investing activities	(6.2)	(30.5)	(88.8)	—	(125.5)

Cash flows from financing activities:
Changes in bank borrowings and credit facility	—	—	(0.7)	—	(0.7)
Net proceeds from issuance of common stock	—	—	—	—	—
Capital contribution	117.0	—	—	—	117.0
Redemption of Senior Notes, net of discount and related fees	(96.7)	—	—	—	(96.7)
Redemption of Term Loan C, net of related fees	(16.0)	—	—	—	(16.0)
Repayment of long-term debt	(4.2)	—	(13.3)	—	(17.5)
Repayment of notes payable issued in connection with purchases of businesses	—	—	(13.1)	—	(13.1)

Cash provided by (used for) financing activities	0.1	—	(27.1)	—	(27.0)

Increase (decrease) in parent loans and advances	0.9	57.7	(58.6)	—	—
Net cash used for discontinued operations	—	(36.8)	(3.6)	—	(40.4)
Effect of exchange rates on cash and cash equivalents	—	—	5.7		5.7

Increase (decrease) in cash and cash equivalents	(6.1)	0.4	(9.3)	—	(15.0)
Adjustment for the elimination of the one month lag	—	—	1.4	—	1.4
Cash and cash equivalents at beginning of period	(3.2)	(0.6)	52.3		48.5

Cash and cash equivalents at end of period	$(9.3)	$(0.2)	$44.4	$—	$34.9

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 25.	Subsequent Events

Rights Offering

On March 16, 2007 HLI announced that its Board of Directors approved a Rights Offering of up to $180 million of common stock to its stockholders at a subscription price of $3.25 per share. The Rights Offering is subject to approval of HLI’s stockholders and the effectiveness of a registration statement filed with the Securities and Exchange Commission. HLI intends to use the proceeds of the Rights Offering to repurchase the Senior Notes and to pay any required fees and expenses related to the Rights Offering.

Sale of our Suspension Business

On February 15, 2007 we announced that we completed the sale of stock of our aluminum suspension components facilities located in Bristol, Indiana and Montague, Michigan to Diversified Machine, Inc. We received consideration for the sale of the suspension subsidiaries of approximately $26.2 million and consisted of approximately $21.1 million in cash plus the assumption of approximately $5.1 million of debt under capital leases for equipment at the facilities. The cash portion of the purchase price is subject to customary post-closing adjustments based on working capital on the closing date. Approximately $2.5 million of the purchase price is being held in escrow to secure our obligations under the Stock Purchase Agreement executed in connection with the transaction.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

a.	Evaluation of Disclosure Controls and Procedures

We maintain a disclosure committee (the Disclosure Committee) reporting to our Chief Executive Officer to assist the Chief Executive Officer and Chief Financial Officer in fulfilling their responsibility in designing, establishing, maintaining, and reviewing our Disclosure Controls and Procedures. The Disclosure Committee is currently chaired by our Chief Financial Officer and includes our General Counsel; Director of Compensation and Benefits; Controller; Treasurer; Vice President of Global Materials and Logistics; Assistant General Counsel; Director of Internal Audit; and Vice President, Chief Operating Officer, and President of the Global Wheel Group as its other members. As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, along with the Disclosure Committee, evaluated our Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that our Disclosure Controls and Procedures were effective as of January 31, 2007.

b.	Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of January 31, 2007. In making our assessment of internal control over financial reporting, management used the criteria established in the framework Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we determined that our internal control over financial reporting was effective as of January 31, 2007.

Our assessment of the effectiveness of our internal control over financial reporting as of January 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein.

c.	Changes in Internal Control Over Financial Reporting

In fiscal years 2004 and 2005 management’s assessment of internal controls over financial reporting identified a material weakness in internal control over financial reporting related to ineffective reconciliation procedures associated with income tax accounting matters. To remediate this weakness we hired a new Director of Tax on April 11, 2005, hired additional tax department personnel, and improved our tax accounting processes. As of January 31, 2007 this material weakness has been fully remediated and the company’s internal controls over financial reporting are effective.

d.	Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
HLI Operating Company, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that HLI Operating Company, Inc. and subsidiaries (the Company)

maintained effective internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that HLI Operating Company, Inc. and subsidiaries maintained effective internal control over financial reporting as of January 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, HLI Operating Company, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of HLI Operating Company, Inc. and subsidiaries as of January 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended January 31, 2007, and our report dated April 5, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Detroit, Michigan
April 5, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information regarding our directors and executive officers is set forth in HLI’s Notice of Annual Meeting of Shareholders and Proxy Statement to be filed within 120 days after our fiscal year ended January 31, 2007 (Proxy Statement), which information is incorporated herein by reference.

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

Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts for fiscals 2006, 2005, and 2004.

All other schedules are omitted as the information required to be contained therein is disclosed elsewhere in the financial statements or the amounts involved are not sufficient to require submission or the schedule is otherwise not required to be submitted.

Exhibits

2.1	Modified First Amended Joint Plan of Reorganization of Hayes Lemmerz International, Inc. and Its Affiliated Debtors and Debtors in Possession, as Further Modified (incorporated by reference to Exhibit 2.1 to New Hayes’s Current Report on Form 8-K, filed May 21, 2003).
2.2	Agreement and Plan of Merger, dated as of June 3, 2003, by and between Hayes Lemmerz International, Inc. and HLI Operating Company, Inc. (incorporated by reference to Exhibit 2.3 to New Hayes’s Current Report on Form 8-K filed, June 3, 2003).
3.1	Amended and Restated Certificate of Incorporation of HLI Operating Company, Inc., effective as of May 30, 2003 (incorporated by reference to Exhibit 4.3 to New Hayes’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).
3.2	By-Laws of Hayes Lemmerz International, Inc. (formerly known as HLI Holding Company, Inc.), effective as of May 30, 2003 (incorporated by reference to Exhibit 3.3 to our Form 8-A/A, filed June 4, 2003).
4.1	Purchase Agreement, dated as of May 22, 2003, by and between Hayes Lemmerz International, Inc., its subsidiaries named therein, and the Initial Purchasers of the $250,000,000 of 10 1/2% Senior Notes due 2010 to be issued by HLI Operating Company, Inc. (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).

4.2	Indenture, dated as of June 3, 2003, regarding $250,000,000 of 10 1/2% Senior Notes due 2010, by and between HLI Operating Company, certain listed Guarantors, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).
4.3	Form of 10 1/2% Senior Notes due 2010 (attached as Exhibit A to the Indenture filed as Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).
4.4	First Supplemental Indenture, dated as of June 19, 2003, by and between HLI Operating Company, Inc. certain listed Guarantors, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to our Registration statement No. 333-107539 on Form S-4, filed on July 31, 2003, as amended).
4.5	Registration Rights Agreement, dated as of June 3, 2003, by and between HLI Operating Company, Inc. and the Initial Purchasers of the 10 1/2% Senior Notes due 2010 (incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).
4.6	Exchange Agreement, dated as of June 3, 2003, by and between Hayes Lemmerz International, Inc., HLI Parent Company, Inc. and HLI Operating Company, Inc. regarding the Series A Exchangeable Preferred Stock issued by HLI Operating Company, Inc. (incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).
10.1	Form of Severance Agreement, dated June 15, 2000, between Hayes and certain of its officers (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed on December 15, 2000).
10.2	Amended and Restated Employment Agreement between Hayes and Curtis J. Clawson, dated September 26, 2001 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 31, 2001, filed on April 18, 2002).
10.3	Form of Employment Agreement between Hayes and certain of its officers (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 31, 2001, filed on April 18, 2002).
10.4	Hayes Lemmerz International, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement No. 333-110684 on Form S-8, filed on November 21, 2003).
10.5	Hayes Lemmerz International, Inc. Critical Employee Retention Plan (incorporated by reference to Exhibit 10.2 to our Registration Statement No. 333-110684 on Form S-8, filed on November 21, 2003).
10.6	Form of Directors Indemnification Agreement (incorporated by reference to Exhibit 10.49 to our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003, filed September 15, 2003, as amended).
10.7	Amended and Restated Credit Agreement, dated as of April 11, 2005 by and among HLI Operating Company, Inc., as Borrower, Hayes Lemmerz International, Inc., the Lenders and Issuers listed therein, Citicorp North America, Inc., as First Lien Agent, Second Lien Agent and Collateral Agent, Lehman Commercial Paper, Inc., as Syndication Agent, and General Electric Capital Corporation, as Documentation Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 14, 2005).
10.8	Amended and Restated Guaranty dated as of April 11, 2005, by and among Hayes Lemmerz International, Inc., HLI Parent Company, Inc., the other Guarantors party thereto, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 10.2 to the our current Report on Form 8-K filed April 14, 2005).
10.9	Amended and Restated Pledge and Security Agreement dated as of April 11, 2005, among Hayes Lemmerz International, Inc., HLI Operating Company, Inc., each other grantor from time to time party thereto, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the our current Report on Form 8-K filed April 14, 2005).
10.10	Intercreditor and Collateral Agency Agreement dated as of April 11, 2005, among Citicorp North America, Inc., as Administrative Agent for the first lien lenders, as Administrative Agent for the Term C lenders and as Collateral Agent, HLI Operating Company, Inc., Hayes Lemmerz International, Inc., and each other grantor party thereto (incorporated by reference to Exhibit 10.4 to our current Report on Form 8-K filed April 14, 2005).
10.11	Hayes Lemmerz International, Inc. Officer Bonus Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 17, 2005).
10.12	Award Agreement under Hayes Lemmerz International, Inc. Officer Bonus Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated June 17, 2005).

10.13	Amendment No. 1, Waiver and Consent to Amended and Restated Credit Agreement dated as of October 10, 2005 among HLI Operating Company, Inc., Hayes Lemmerz International, Inc. and Citicorp North America, Inc. as Administrative Agent on behalf of each Lender executing a Lender Consent (incorporated by reference to Exhibit 10.23 to our Quarterly Report on Form 10-Q filed on December 9, 2005).
10.14	Framework Agreement on the Ongoing Purchase of Receivables dated as of October 10, 2005 by and between Hayes Lemmerz Werke GmbH and MHB Financial Services GmbH & Co. KG (incorporated by reference to Exhibit 10.24 to our Quarterly Report on Form 10-Q filed on December 9, 2005).
10.15	Stock Purchase Agreement dated as of October 14, 2005 by and among HLI Operating Company, Inc., HLI Commercial Highway Holding Company, Inc., and Hayes Lemmerz International — Commercial Highway, Inc. and Precision Partners Holding Company, as amended by an Amendment to Stock Purchase Agreement dated November 11, 2005 (incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q filed on December 9, 2005).
10.16	Amendment No. 2 to Amended and Restated Credit Agreement dated as of March 31, 2006 among HLI Operating Company, Inc., Hayes Lemmerz International, Inc., and Citicorp North America, Inc. as Administrative Agent on behalf of each lender executing a Lender Consent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 3, 2006).
10.17	Receivables Financing Agreement, dated as of May 30, 2006, among Hayes Funding II, Inc., the financial institutions from time to time party thereto (‘‘Lenders”), Citicorp USA, Inc. as the program agent for the Lenders and HLI Operating Company, Inc., as servicer (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 5, 2006).
10.18	Originator Purchase Agreement, dated as of May 30, 2006, among Hayes Funding I, LLC, a Delaware limited liability company and the wholly-owned subsidiaries of the Company named therein as Originators (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 5, 2006).
10.19	Secondary Purchase Agreement, dated as of May 30, 2006, between Hayes Funding I, LLC, a Delaware limited liability company and Hayes Funding II, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on June 5, 2006).
10.20	First Amendment dated as of October 13, 2006 amending each of (i) Receivables Financing Agreement, dated as of May 30, 2006 among Hayes Funding II, Inc., the financial institutions from time to time party thereto, Citicorp USA, Inc., and HLI Operating Company, Inc., (ii) Originator Purchase Agreement, dated as of May 30, 2006), among Hayes Funding I, LLC, and the wholly-owned subsidiaries of the Company named therein as Originators and (iii) Secondary Purchase Agreement, dated as of May 30, 2006 among Hayes Funding II, Inc. and Hayes Funding I, LLC (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed by Hayes Lemmerz International, Inc. on April 9, 2007).
10.21	Amendment No. 3, Waiver and Consent to Amended and Restated Credit Agreement dated as of February 9, 2007 among HLI Operating Company, Inc., Hayes Lemmerz International, Inc., and Citicorp North America, Inc. as Administrative Agent on behalf of each lender executing a Lender Consent (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed by Hayes Lemmerz International, Inc. on April 9, 2007).
10.22	Second Amendment dated as of May 27, 2005 amending each of (i) Receivables Financing Agreement, dated as of May 30, 2006 (as amended October 13, 2006) among Hayes Funding II, Inc., the financial institutions from time to time party thereto, Citicorp USA, Inc., and HLI Operating Company, Inc., (ii) Originator Purchase Agreement, dated as of May 30, 2006 (as amended October 13, 2006), among Hayes Funding I, LLC, and the wholly-owned subsidiaries of the Company named therein as Originators and (iii) Secondary Purchase Agreement, dated as of May 30, 2006 (as amended October 13, 2006) among Hayes Funding II, Inc. and Hayes Funding I, LLC (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed by Hayes Lemmerz International, Inc. on April 9, 2007).
12	Ratio of Earnings to Fixed Charges.*
14	Code of Ethics (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed on April 12, 2004).
21	Subsidiaries.*
24	Powers of Attorney.

31.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Amended and Restated Certificate of Incorporation of HLI Operating Company, Inc., effective as of May 30, 2003 (incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of April, 2007.

HLI OPERATING COMPANY, INC.

By:	/s/ JAMES A. YOST
James A. Yost
Vice President, Finance, and
Chief Financial Officer

April 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CURTIS J. CLAWSON Curtis J. Clawson	Chairman of the Board of DirectorsChief Executive Officer, President and Director

/s/ JAMES A. YOST James A. Yost	Vice President, Finance, and Chief Financial Officer

/s/ MARK A. BREBBERMAN Mark A. Brebberman	Corporate Controller

/s/ WILLIAM C. CUNNINGHAM* William C. Cunningham	Director

/s/ GEORGE T. HAYMAKER, JR.* George T. Haymaker, Jr.	Lead Director

/s/ CYNTHIA FELDMANN* Cynthia Feldmann	Director

/s/ MOHSEN SOHI* Mohsen Sohi	Director

/s/ HENRY D.G. WALLACE* Henry D.G. Wallace	Director

/s/ RICHARD F. WALLMAN* Richard F. Wallman	Director

/s/ PATRICK C. CAULEY* Patrick C. Cauley Attorney-in-fact

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Year Ending
	January 31,	January 31,	January 31,
Allowance for Doubtful Accounts:	2007	2006	2005
	(Dollars in millions)

Balance at beginning of year	$4.1	$4.0	$5.5
Additions charged to costs and expenses	0.5	2.3	3.2
Deductions	(2.2)	(2.2)	(4.7)

Balance at end of year	$2.4	$4.1	$4.0

EXHIBIT INDEX

2.1	Modified First Amended Joint Plan of Reorganization of Hayes Lemmerz International, Inc. and Its Affiliated Debtors and Debtors in Possession, as Further Modified (incorporated by reference to Exhibit 2.1 to New Hayes’s Current Report on Form 8-K, filed May 21, 2003).
2.2	Agreement and Plan of Merger, dated as of June 3, 2003, by and between Hayes Lemmerz International, Inc. and HLI Operating Company, Inc. (incorporated by reference to Exhibit 2.3 to New Hayes’s Current Report on Form 8-K filed, June 3, 2003).
3.1	Amended and Restated Certificate of Incorporation of HLI Operating Company, Inc., effective as of May 30, 2003 (incorporated by reference to Exhibit 4.3 to New Hayes’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).
3.2	By-Laws of Hayes Lemmerz International, Inc. (formerly known as HLI Holding Company, Inc.), effective as of May 30, 2003 (incorporated by reference to Exhibit 3.3 to our Form 8-A/A, filed June 4, 2003).
4.1	Purchase Agreement, dated as of May 22, 2003, by and between Hayes Lemmerz International, Inc., its subsidiaries named therein, and the Initial Purchasers of the $250,000,000 of 10 1/2% Senior Notes due 2010 to be issued by HLI Operating Company, Inc. (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).
4.2	Indenture, dated as of June 3, 2003, regarding $250,000,000 of 10 1/2% Senior Notes due 2010, by and between HLI Operating Company, certain listed Guarantors, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).
4.3	Form of 10 1/2% Senior Notes due 2010 (attached as Exhibit A to the Indenture filed as Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).
4.4	First Supplemental Indenture, dated as of June 19, 2003, by and between HLI Operating Company, Inc. certain listed Guarantors, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to our Registration statement No. 333-107539 on Form S-4, filed on July 31, 2003, as amended).
4.5	Registration Rights Agreement, dated as of June 3, 2003, by and between HLI Operating Company, Inc. and the Initial Purchasers of the 10 1/2% Senior Notes due 2010 (incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).
4.8	Exchange Agreement, dated as of June 3, 2003, by and between Hayes Lemmerz International, Inc., HLI Parent Company, Inc. and HLI Operating Company, Inc. regarding the Series A Exchangeable Preferred Stock issued by HLI Operating Company, Inc. (incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).
10.1	Form of Severance Agreement, dated June 15, 2000, between Hayes and certain of its officers (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 31, 2000, filed on December 15, 2000).
10.2	Amended and Restated Employment Agreement between Hayes and Curtis J. Clawson, dated September 26, 2001 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 31, 2001, filed on April 18, 2002).
10.3	Form of Employment Agreement between Hayes and certain of its officers (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended October 31, 2001, filed on April 18, 2002).
10.4	Hayes Lemmerz International, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement No. 333-110684 on Form S-8, filed on November 21, 2003).
10.5	Hayes Lemmerz International, Inc. Critical Employee Retention Plan (incorporated by reference to Exhibit 10.2 to our Registration Statement No. 333-110684 on Form S-8, filed on November 21, 2003).
10.6	Form of Directors Indemnification Agreement (incorporated by reference to Exhibit 10.49 to our Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2003, filed September 15, 2003, as amended).
10.7	Amended and Restated Credit Agreement, dated as of April 11, 2005 by and among HLI Operating Company, Inc., as Borrower, Hayes Lemmerz International, Inc., the Lenders and Issuers listed therein, Citicorp North America, Inc., as First Lien Agent, Second Lien Agent and Collateral Agent, Lehman Commercial Paper, Inc., as Syndication Agent, and General Electric Capital Corporation, as Documentation Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 14, 2005).

10.8	Amended and Restated Guaranty dated as of April 11, 2005, by and among Hayes Lemmerz International, Inc., HLI Parent Company, Inc., the other Guarantors party thereto, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 10.2 to the our current Report on Form 8-K filed April 14, 2005).
10.9	Amended and Restated Pledge and Security Agreement dated as of April 11, 2005, among Hayes Lemmerz International, Inc., HLI Operating Company, Inc., each other grantor from time to time party thereto, and Citicorp North America, Inc., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the our current Report on Form 8-K filed April 14, 2005).
10.10	Intercreditor and Collateral Agency Agreement dated as of April 11, 2005, among Citicorp North America, Inc., as Administrative Agent for the first lien lenders, as Administrative Agent for the Term C lenders and as Collateral Agent, HLI Operating Company, Inc., Hayes Lemmerz International, Inc., and each other grantor party thereto (incorporated by reference to Exhibit 10.4 to our current Report on Form 8-K filed April 14, 2005).
10.11	Hayes Lemmerz International, Inc. Officer Bonus Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 17, 2005).
10.12	Award Agreement under Hayes Lemmerz International, Inc. Officer Bonus Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated June 17, 2005).
10.13	Amendment No. 1, Waiver and Consent to Amended and Restated Credit Agreement dated as of October 10, 2005 among HLI Operating Company, Inc., Hayes Lemmerz International, Inc. and Citicorp North America, Inc. as Administrative Agent on behalf of each Lender executing a Lender Consent (incorporated by reference to Exhibit 10.23 to our Quarterly Report on Form 10-Q filed on December 9, 2005).
10.14	Framework Agreement on the Ongoing Purchase of Receivables dated as of October 10, 2005 by and between Hayes Lemmerz Werke GmbH and MHB Financial Services GmbH & Co. KG (incorporated by reference to Exhibit 10.24 to our Quarterly Report on Form 10-Q filed on December 9, 2005).
10.15	Stock Purchase Agreement dated as of October 14, 2005 by and among HLI Operating Company, Inc., HLI Commercial Highway Holding Company, Inc., and Hayes Lemmerz International — Commercial Highway, Inc. and Precision Partners Holding Company, as amended by an Amendment to Stock Purchase Agreement dated November 11, 2005 (incorporated by reference to Exhibit 10.25 to our Quarterly Report on Form 10-Q filed on December 9, 2005).
10.16	Amendment No. 2 to Amended and Restated Credit Agreement dated as of March 31, 2006 among HLI Operating Company, Inc., Hayes Lemmerz International, Inc., and Citicorp North America, Inc. as Administrative Agent on behalf of each lender executing a Lender Consent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 3, 2006).
10.17	Receivables Financing Agreement, dated as of May 30, 2006, among Hayes Funding II, Inc., the financial institutions from time to time party thereto (‘‘Lenders”), Citicorp USA, Inc. as the program agent for the Lenders and HLI Operating Company, Inc., as servicer (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 5, 2006).
10.18	Originator Purchase Agreement, dated as of May 30, 2006, among Hayes Funding I, LLC, a Delaware limited liability company and the wholly-owned subsidiaries of the Company named therein as Originators (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 5, 2006).
10.19	Secondary Purchase Agreement, dated as of May 30, 2006, between Hayes Funding I, LLC, a Delaware limited liability company and Hayes Funding II, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on June 5, 2006).
10.20	First Amendment dated as of October 13, 2006 amending each of (i) Receivables Financing Agreement, dated as of May 30, 2006 among Hayes Funding II, Inc., the financial institutions from time to time party thereto, Citicorp USA, Inc., and HLI Operating Company, Inc., (ii) Originator Purchase Agreement, dated as of May 30, 2006), among Hayes Funding I, LLC, and the wholly-owned subsidiaries of the Company named therein as Originators and (iii) Secondary Purchase Agreement, dated as of May 30, 2006 among Hayes Funding II, Inc. and Hayes Funding I, LLC (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed by Hayes Lemmerz International, Inc. on April 9, 2007).

10.21	Amendment No. 3, Waiver and Consent to Amended and Restated Credit Agreement dated as of February 9, 2007 among HLI Operating Company, Inc., Hayes Lemmerz International, Inc., and Citicorp North America, Inc. as Administrative Agent on behalf of each lender executing a Lender Consent (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed by Hayes Lemmerz International, Inc. on April 9, 2007).
10.22	Second Amendment dated as of May 27, 2005 amending each of (i) Receivables Financing Agreement, dated as of May 30, 2006 (as amended October 13, 2006) among Hayes Funding II, Inc., the financial institutions from time to time party thereto, Citicorp USA, Inc., and HLI Operating Company, Inc., (ii) Originator Purchase Agreement, dated as of May 30, 2006 (as amended October 13, 2006), among Hayes Funding I, LLC, and the wholly-owned subsidiaries of the Company named therein as Originators and (iii) Secondary Purchase Agreement, dated as of May 30, 2006 (as amended October 13, 2006) among Hayes Funding II, Inc. and Hayes Funding I, LLC (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed by Hayes Lemmerz International, Inc. on April 9, 2007).
12	Ratio of Earnings to Fixed Charges.*
14	Code of Ethics (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed on April 12, 2004).
21	Subsidiaries.*
24	Powers of Attorney.
31.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Curtis J. Clawson, Chairman of the Board, President and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Amended and Restated Certificate of Incorporation of HLI Operating Company, Inc., effective as of May 30, 2003 (incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).
2.1	Modified First Amended Joint Plan of Reorganization of Hayes Lemmerz International, Inc. and Its Affiliated Debtors and Debtors in Possession, as Further Modified (incorporated by reference to Exhibit 2.1 to New Hayes’s Current Report on Form 8-K, filed May 21, 2003).
2.2	Agreement and Plan of Merger, dated as of June 3, 2003, by and between Hayes Lemmerz International, Inc. and HLI Operating Company, Inc. (incorporated by reference to Exhibit 2.3 to New Hayes’s Current Report on Form 8-K filed, June 3, 2003).
3.2	By-Laws of Hayes Lemmerz International, Inc. (formerly known as HLI Holding Company, Inc.), effective as of May 30, 2003 (incorporated by reference to Exhibit 3.3 to our Form 8-A/A, filed June 4, 2003).
4.1	Purchase Agreement, dated as of May 22, 2003, by and between Hayes Lemmerz International, Inc., its subsidiaries named therein, and the Initial Purchasers of the $250,000,000 of 10 1/2% Senior Notes due 2010 to be issued by HLI Operating Company, Inc. (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).
4.2	Indenture, dated as of June 3, 2003, regarding $250,000,000 of 10 1/2% Senior Notes due 2010, by and between HLI Operating Company, certain listed Guarantors, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).
4.3	Form of 10 1/2% Senior Notes due 2010 (attached as Exhibit A to the Indenture filed as Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2003, filed June 16, 2003).
4.4	First Supplemental Indenture, dated as of June 19, 2003, by and between HLI Operating Company, Inc. certain listed Guarantors, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to our Registration statement No. 333-107539 on Form S-4, filed on July 31, 2003, as amended).

*	Filed electronically herewith.