Form 10-Q
period 2007-04-30
HLI OPERATING CO INC
filed 2007-06-14
CIK 1257296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007
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
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     As of June 11, 2007, the number of shares of common stock outstanding of HLI Operating Company, Inc., was 590,000 shares.

HLI OPERATING COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statements of Operations
Condensed Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Changes in Stockholders’ Equity
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
Signature
Section 302 Certification of Curtis J. Clawson
Section 302 Certification of James A. Yost
Section 906 Certification of Curtis J. Clawson
Section 906 Certification of James A. Yost
     Unless otherwise indicated, references to “we,” “us,” or “our” mean HLI Operating Company, Inc., a Delaware corporation, and our subsidiaries. References to fiscal year means the 12-month period commencing on February 1st of that year and ending January 31st of the following year (e.g., fiscal 2007 means the period beginning February 1, 2007, and ending January 31, 2008). This report contains forward looking statements with respect to our financial condition, results of operations, and business. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking. Such forward-looking statements include, among others, those statements including the words “expect,” “anticipate,” “intend,” “believe,” and similar language. These forward looking statements involve certain risks and uncertainties. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others: (1) competitive pressure in our industry; (2) fluctuations in the price of steel, aluminum, and other raw materials; (3) changes in general economic conditions; (4) our dependence on the automotive industry (which has historically been cyclical) and on a small number of major customers for the majority of our sales; (5) pricing pressure from automotive industry customers and the potential for re-sourcing of business to lower-cost providers; (6) changes in the financial markets or our debt ratings affecting our financial structure and our cost of capital and borrowed money; (7) the uncertainties inherent in international operations and foreign currency fluctuations; and (8) our ability to divest non-core assets and businesses. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We have no duty to update the forward looking statements in this Quarterly Report on Form 10-Q and we do not intend to provide such updates.

Item 1. Financial Statements
HLI OPERATING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended April 30,	Ended April 30,
	2007	2006
	(Dollars in millions, except per share
	amounts)
Net sales	$561.0	$503.5
Cost of goods sold	499.5	456.6

Gross profit	61.5	46.9
Marketing, general, and administrative	38.6	34.6
Asset impairments and other restructuring charges	2.4	3.5
Other expense, net	0.4	1.4

Earnings from operations	20.1	7.4
Interest expense, net	18.3	16.9
Other non-operating expense	0.3	0.2

Income (loss) from continuing operations before taxes and minority interest	1.5	(9.7)
Income tax expense	8.6	5.5

Loss from continuing operations before minority interest	(7.1)	(15.2)
Minority interest	3.7	1.9

Loss from continuing operations	(10.8)	(17.1)

Discontinued operations:
Loss from operations, net of tax of $0.0 for both April 30, 2007 and 2006	(0.9)	(0.5)
Loss on sale of business, net of tax of $0.0	(3.6)	—

Loss from discontinued operations	(4.5)	(0.5)

Net loss	$(15.3)	$(17.6)

See accompanying notes to consolidated financial statements.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	January 31,
	2007	2007
	(Dollars in millions)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64.7	$38.4
Receivables	321.1	258.5
Other receivables	34.3	43.2
Inventories	197.3	172.8
Assets held for sale	4.4	51.8
Prepaid expenses and other current assets	15.9	15.9

Total current assets	637.7	580.6
Property, plant, and equipment, net	695.4	680.7
Goodwill	221.3	210.0
Intangible assets, net	178.9	173.8
Other assets	35.3	46.1

Total assets	$1,768.6	$1,691.2

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank borrowings and other notes	$28.8	$27.9
Current portion of long-term debt	6.4	6.7
Accounts payable and accrued liabilities	447.9	384.4
Liabilities held for sale	0.6	19.9

Total current liabilities	483.7	438.9
Long-term debt, net of current portion	663.3	659.4
Deferred tax liabilities	61.2	67.3
Pension and other long-term liabilities	374.7	366.5
Minority interest	44.7	44.8
Stockholders’ equity:
Preferred stock, par value $1.00 per share:
100,000 shares authorized; 81,118 and 97,034 issued and outstanding at April 30, 2007 and January 31, 2007, respectively	10.6	12.5
Common stock, par value $0.01 per share:
600,000 shares authorized; 590,000 issued and outstanding at both April 30, 2007 and January 31, 2007	—	—
Additional paid in capital	696.3	688.3
Accumulated deficit	(758.4)	(742.9)
Accumulated other comprehensive income	192.5	156.4

Total stockholders’ equity	141.0	114.3

Total liabilities and stockholders’ equity	$1,768.6	$1,691.2

See accompanying notes to consolidated financial statements.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended	Three Months Ended
	April 30, 2007	April 30, 2006
	(Dollars in millions)
Cash flows from operating activities:
Net loss	$(15.3)	$(17.6)
Adjustments to reconcile net loss from operations to net cash provided by (used for) operating activities:
Net loss from discontinued operations	4.5	0.5
Depreciation and amortization	30.0	31.2
Asset impairments	0.2	0.2
Minority interest	3.7	2.1
Equity compensation expense	0.6	(0.2)
Loss on sale of assets and businesses	0.2	1.2
Amortization of deferred financing fees	1.4	1.1
Changes in operating assets and liabilities that increase (decrease) cash flows:
Receivables	(47.7)	(15.6)
Other receivables	8.9	21.0
Inventories	(18.0)	(13.8)
Prepaid expenses and other	0.5	4.0
Accounts payable and accrued liabilities	45.9	22.7

Cash provided by operating activities	14.9	36.8

Cash flows from investing activities:
Purchase of property, plant, equipment, and tooling	(16.6)	(10.9)
Proceeds from sale of assets	—	0.2
Capital contributed by minority shareholders	—	0.4

Cash used for investing activities	(16.6)	(10.3)

Cash flows from financing activities:
Changes in bank borrowings and credit facilities	(0.6)	(0.6)
Bank finance fees paid	—	(2.9)
Borrowing (repayment) of long-term debt	8.4	(0.2)
Dividends paid to minority shareholders	(5.5)	(1.0)

Cash provided by (used for) financing activities	2.3	(4.7)

Cash flows of discontinued operations:
Net cash provided by operating activities	2.9	(11.3)
Net cash provided by (used for) investing activities	26.0	(1.2)
Net cash used for financing activities	(5.2)	(1.1)

Net cash provided by (used for) discontinued operations	23.7	(13.6)

Effect of exchange rate changes on cash and cash equivalents	2.0	1.9

Increase in cash and cash equivalents	26.3	10.1

Cash and cash equivalents at beginning of period	38.4	42.3

Cash and cash equivalents at end of period	$64.7	$52.4

Supplemental data:
Cash paid for interest	$15.1	$12.1
Cash paid for income taxes	$3.3	$3.4
See accompanying notes to consolidated financial statements.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

						Accumulated
				Additional		Other
			Preferred	Paid in	Accumulated	Comprehensive
	Shares	Par Value	Stock	Capital	Deficit	Income	Total
	(Dollars in millions, except share amounts)
Balance at January 31, 2007	590,000	$—	$12.5	$688.3	$(742.9)	$156.4	$114.3
Preferred stock dividends accrued	—	—	0.2	—	(0.2)	—	—
Comprehensive income:
Net loss	—	—	—	—	(15.3)	—	(15.3)
Currency translation adjustment	—	—		—	—	38.9	38.9
Unrealized loss on derivatives	—	—		—	—	(2.8)	(2.8)

Total comprehensive income	—	—	—	—	—	—	20.8
HLI common stock issued to note holders	—	—	—	5.3	—	—	5.3
Shares of redeemable preferred stock converted into HLI common stock	—	—	(2.1)	2.1	—	—	—
Equity compensation expense	—	—	—	0.6	—	—	0.6

Balance at April 30, 2007	590,000	$—	$10.6	$696.3	$(758.4)	$192.5	$141.0

Balance at January 31, 2006	590,000	$—	$12.1	$685.6	$(575.6)	$73.3	$195.4
Comprehensive income:			0.2
Net loss	—	—	—	—	(17.6)	—	(17.6)
Currency translation adjustment	—	—	—	—	—	30.7	30.7
Unrealized loss on derivatives	—	—	—	—	—	(3.4)	(3.4)

Total comprehensive income	—	—	—	—	—	—	9.7

Balance at April 30, 2006	590,000	$—	$12.3	$685.6	$(593.2)	$100.6	$205.1

See accompanying notes to consolidated financial statements.

HLI OPERATING COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended April 30, 2007 and 2006
(Unaudited)
(Dollars in millions, unless otherwise stated)
Note 1. Description of Business
     These financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 31, 2007 as filed with the Securities and Exchange Commission on April 12, 2007.
 Description of Business
     Unless otherwise indicated, references to “us,” “we,” or “our” mean HLI Operating Company, Inc., a Delaware corporation, and its subsidiaries, and references to “fiscal year” mean our fiscal year commencing on February 1 of that year and ending on January 31 of the following year (e.g., “fiscal 2007” refers to the period beginning February 1, 2007 and ending January 31, 2008, “fiscal 2006” refers to the period beginning February 1, 2006 and ending January 31, 2007).
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
 Note 2. Basis of Presentation
     Our unaudited interim consolidated financial statements do not include all of the disclosures required by U.S. generally accepted accounting principles (GAAP) for annual financial statements. In our opinion, all adjustments considered necessary for a fair presentation of the interim period results have been included. Operating results for the fiscal 2007 interim period presented are not necessarily indicative of the results that may be expected for the full fiscal year ending January 31, 2008.
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
     Stock option activity for the three months ended April 30, 2007 under the Long-Term Incentive Plan is as follows:

		Weighted
	Number of	Average Exercise
	Shares	Price
Outstanding at January 31, 2006	1,722,235	$13.54
Granted	—	—
Exercised	—	—
Canceled	(32,888)	13.87

Outstanding and exercisable at April 30, 2006	1,689,347	$13.53

Outstanding at January 31, 2007	1,334,639	$13.47
Granted	—	—
Exercised	(7,790)	4.52
Canceled	(6,710)	16.07

Outstanding and exercisable at April 30, 2007	1,320,139	$13.51

     A summary of our restricted stock activity for the three months ended April 30, 2007 and April 30, 2006 is as follows:

		Weighted
		Average Grant
	Number of Shares	Date Fair Value
Nonvested at January 31, 2006	1,357,705	$12.14
Granted	—	—
Exercised	(1,782)	14.90
Forfeited	(130,919)	11.86

Outstanding at April 30, 2006	1,225,004	$12.16

Nonvested at January 31, 2007	1,676,999	$7.03
Granted	—	—
Exercised	(28,506)	14.09
Forfeited	(26,521)	8.92

Outstanding at April 30, 2007	1,621,972	$6.88

     As of April 30, 2007 there was $2.8 million of total unrecognized compensation cost related to restricted nonvested shares. That cost is expected to be recognized over a weighted-average period of 1.0 years.
     We follow the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 123R, which we adopted on February 1, 2006. There was no material adjustment to our Consolidated Statements of Operations upon adoption.
Note 4. Inventories
     The major classes of inventory were as follows (dollars in millions):

	April 30,	January 31,
	2007	2007
Raw materials	$47.6	$39.9
Work-in-process	52.8	38.5
Finished goods	63.3	64.0
Spare parts and supplies	33.6	30.4

Total	$197.3	$172.8

Note 5. Assets Held for Sale
     Assets held for sale consist of the following (dollars in millions):

	April 30,	January 31,
	2007	2007
Suspension business	$1.6	$49.0
Howell, Michigan building	2.8	2.8

Total	$4.4	$51.8

     The balance as of April 30, 2007 includes the remaining balance of our Suspension business (see Note 6, Discontinued Operations for additional detail) and the Howell, Michigan building, which was written down to fair value during fiscal 2006 due to declining real estate market conditions in the area; we continue to actively market the Howell building.
Note 6. Discontinued Operations
     In the beginning of fiscal 2007 we divested our suspension business operations in Bristol, Indiana and Montague, Michigan. We received consideration for the sale of approximately $26.2 million, which consisted of approximately $21.1 million in cash plus the assumption of approximately $5.1 million of debt under capital leases for equipment at the facilities. We recorded a loss on the sale of $3.6 million. In October 2006 we sold the outstanding shares of stock of our Southfield, Michigan iron suspension components machining plant. We received net cash proceeds of $16.6 million and recorded a loss on the sale of $2.4 million. These facilities made up most of our suspension components business (Suspension business) and was part of our Components segment. We divested these operations in order to streamline our business in North America, provide us with greater financial flexibility, and focus our global resources on core businesses.
     The Suspension business was accounted for as a discontinued operation in accordance with FASB SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, the operating results were classified as discontinued operations and prior periods have been reclassified.
     The balances of the Suspension business consisted of the following (dollars in millions):

	April 30,	January 31,
	2007	2007
Cash and cash equivalents	$0.1	$0.1
Receivables	1.4	30.0
Inventories	—	17.5
Prepaid expenses and other assets	—	1.4
Property, plant, and equipment, net	0.1	—

Total assets held for sale	$1.6	$49.0

Accounts payable and accrued liabilities	$0.6	$15.7
Other long term liabilities	—	4.2

Total liabilities held for sale	$0.6	$19.9

     Operating results for the Suspension business are as follows (dollars in millions):

	April 30,	April 30,
	2007	2006
Net sales	$6.8	$69.3

Loss before income tax expense	$(4.5)	$(0.4)
Income tax expense	—	0.1

Net loss	$(4.5)	$(0.5)

Note 7. Bank Borrowings, Other Notes, and Long-Term Debt
     Bank borrowings and other notes of $28.8 million and $27.9 million at April 30, 2007 and January 31, 2007, respectively, consist primarily of short-term credit facilities of our foreign subsidiaries.
     Long-term debt consists of the following (dollars in millions):

	April 30,	January 31,
	2007	2007
Various foreign bank and government loans, weighted average interest rates of 5.4% and 5.4% at April 30, 2007 and January 31, 2007, respectively	$3.4	$3.4
Term Loan B maturing 2009, weighted average interest rate of 8.8% and 8.9% at April 30, 2007 and January 31, 2007, respectively	326.7	327.8
Term Loan C maturing 2010, weighted average interest rate of 11.4% at both April 30, 2007 and January 31, 2007	150.0	150.0
10 1/2% Senior Notes due 2010, net of discount of $0.3 million and $0.4 million at April 30, 2007 and January 31, 2007, respectively	157.2	162.1
Revolving Credit Facility, weighted average interest rate of 11.0% at April 30, 2007	10.0	—
Mortgage note payable maturing June 3, 2008	21.7	21.8
Capital lease obligations	0.7	1.0

	669.7	666.1
Less current portion of long-term debt	6.4	6.7

Long-term debt	$663.3	$659.4

 Credit Facility
     On June 3, 2003 we entered into a $550 million senior secured credit facility (Credit Facility), which initially consisted of a $450 million six-year amortizing term loan (Term Loan B) and a five-year $100 million revolving credit facility (Revolving Credit Facility).
     On April 11, 2005 we amended and restated the Credit Facility to establish a new second lien $150 million term loan (Term Loan C), from which 50% of the net proceeds were to be used for general corporate purposes, with the remainder of the net proceeds used to repay a portion of the Term Loan B. The Term Loan C principal balance of $150 million was due on June 3, 2010.
     The Credit Facility contained covenants restricting our ability and the ability of our subsidiaries to issue more debt, pay dividends, repurchase stock, make investments, merge or consolidate, transfer assets and enter into transactions with affiliates. These restrictive covenants are customary for such facilities and subject to certain exceptions. The Credit Facility also contained certain financial covenants regarding a maximum total leverage ratio and a minimum interest coverage ratio. Our obligations under the Credit Facility were guaranteed by our parent companies, HLI and HLI Parent Company, Inc. (Parent), and substantially all of our material direct and indirect domestic subsidiaries.
     As of April 30, 2007 there was $10 million in outstanding borrowings and approximately $20.9 million in letters of credit issued under the Revolving Credit Facility. As of January 31, 2007 there were no outstanding borrowings and approximately $20.3 million in letters of credit issued under the Revolving Credit Facility. The amount available to borrow under the Revolving Credit Facility at April 30, 2007 and January 31, 2007 was approximately $69.1 million and $79.7 million, respectively.
 Senior Notes
     As of April 30, 2007 we had $157.5 million aggregate principal amount of 10 1/2% Senior Notes that mature on June 15, 2010. Interest on the Senior Notes accrued at a rate of 10 1/2% per annum and was payable semi-annually in arrears on June 15 and December 15.
     The Senior Notes were senior, unsecured obligations and are effectively subordinated in right of payment to all existing and future secured debt to the extent of the value of the assets securing that debt, equal in right of payment with all of our existing and future senior debt, and senior in right of payment to all of our subordinated debt.
     Except as set forth below, the Senior Notes were not redeemable at our option prior to June 15, 2007. Starting on that date, we could redeem all or any portion of the Senior Notes, at once or over time, upon the terms and conditions set forth in the senior note indenture agreement (Indenture). At any time prior to June 15, 2007, we could redeem all or any portion of the Senior Notes, at once or over time, at a redemption price equal to 100% of the principal amount of the Senior Notes to be redeemed, plus a specified “make-whole” premium.
     The Indenture provided for certain restrictions regarding additional debt, dividends and other distributions, additional stock of subsidiaries, certain investments, liens, transactions with affiliates, mergers, consolidations, and the transfer and sales of assets. The Indenture also provided that a holder of the Senior Notes could, under certain circumstances, have the right to require that we repurchase such holder’s Senior Notes upon a change of control of the Company. The Senior Notes were unconditionally guaranteed as to the payment of principal, premium, if any, and interest, jointly and severally on a senior, unsecured basis by us and substantially all of our domestic subsidiaries.
     During the first quarter of fiscal 2007 HLI common stock was issued in exchange for $5.0 million of the Senior Notes.
 NewFinancing
     On May 30, 2007 we paid off both the existing Credit Facility and Senior Notes with the proceeds of an equity rights offering and new debt financing. The new financing significantly reduces our total debt, lowers the interest rate, and extends debt maturities (see Note 14, Subsequent Events, for additional detail).
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
     The fiscal 2007 and fiscal 2006 amounts shown below present the Pension Benefits and Other Benefits expense for the three months ended April 30, 2007 and 2006 (dollars in millions):

	US Plans				International Plans
	Pension Benefits		Other Benefits		Pension Benefits
	Three Months Ended April 30,
	2007	2006	2007	2006	2007	2006
Service cost	$0.3	$0.2	$—	$—	$0.2	$0.3
Interest cost	2.6	2.7	2.4	2.7	1.6	1.4
Expected return on plan assets	(3.1)	(2.6)	0.1	—	(0.2)	(0.1)
Amortization of net loss	—	—	(0.1)	(0.1)	—	—
Special termination benefit recognized	—	0.1	—	—	—	—

Net periodic benefit cost	$(0.2)	$0.4	$2.4	$2.6	$1.6	$1.6

     We contributed $3.1 million to our United States pension plans during the first three months of fiscal 2007 and expect to contribute an additional $9.5 million during the remainder of fiscal 2007. We contributed $3.8 million to our United States postretirement benefit plan during the first three months of fiscal 2007 and expect to contribute an additional $11.1 million during the remainder of fiscal 2007. We contributed $1.7 million to our international pension plan during the first three months of fiscal 2007 and expect to contribute an additional $7.2 million during the remainder of fiscal 2007.
     On August 17, 2006 the Pension Protection Act of 2006 was signed into law. We have not yet incorporated this legislation into the calculation of benefit obligations. This legislation will be effective for our fiscal year beginning February 1, 2008.
Note 9. Asset Impairments and Other Restructuring Charges
     Asset impairment losses and other restructuring charges for the three months ended April 30, 2007 and 2006 were as follows (dollars in millions):

	Three Months Ended April 30, 2007
	Automotive
	Wheels	Components	Other	Total
Facility closure costs	$2.1	$—	$—	$2.1
Impairment of facility, machinery, and equipment	0.2	—	—	0.2
Severance and other restructuring costs	—	—	0.1	0.1

Total	$2.3	$—	$0.1	$2.4

	Three Months Ended April 30, 2006
	Automotive
	Wheels	Components	Other	Total
Facility closure costs	$0.4	$—	$—	$0.4
Impairment of facility, machinery, and equipment	0.2	—	—	0.2
Severance and other restructuring costs	1.5	0.8	0.6	2.9

Total	$2.1	$0.8	$0.6	$3.5

  Asset Impairment Losses and Other Restructuring Charges for the Three Months Ended April 30, 2007
     During the first quarter of fiscal 2007, we recorded facility closure, employee restructuring charges, and asset impairments of $2.4 million. In the Automotive Wheels segment we recorded expense of $2.3 million, principally related to the closure of our Huntington, Indiana aluminum wheel facility as well as machinery and equipment impairments recorded at our at our Brazil aluminum wheel facility. The Other segment expense of $0.1 million is primarily related to severance expense at our corporate offices.
  Asset Impairment Losses and Other Restructuring Charges for the Three Months Ended April 30, 2006
     During the first quarter of fiscal 2006 we recorded facility closure, employee restructuring, and asset impairment expenses of $3.5 million. In the Automotive Wheels segment we recorded expenses of $2.1 million, primarily related to the closure of our Huntington, Indiana aluminum wheel facility as well as employee restructuring expenses at our facilities in Spain, Italy, and South Africa. The Components segment recorded a $0.8 million charge mainly due to severance expense for the Ferndale, Michigan technical center, which was closed in fiscal 2006. The Other segment expense of $0.6 million is primarily related to severance expense at our corporate offices.
  Facility Exit Costs and Severance Accruals
     The following table describes the activity in the balance sheet accounts affected by severance and other facility exit costs during the three months ended April 30, 2007 (dollars in millions):

		Accrual of	Cash
		Severance and	Payments and
		Other	Effects of
	January 31,	Restructuring	Foreign	April 30, 2007
	2007 Accrual	Charges	Currency	Accrual
Facility exit costs	$0.2	$2.1	$(2.2)	$0.1
Severance	0.8	0.1	(0.6)	0.3

Total	$1.0	$2.2	$(2.8)	$0.4

Note 10. Taxes on Income
     Income tax expense allocated to continuing operations for the three months ended April 30, 2007 and 2006 were as follows (dollars in millions):

	Three Months Ended April 30,
	2007		2006
	US	Foreign	US	Foreign
Pre-tax income (loss)	$(24.1)	$25.6	$(24.1)	$14.4
Income tax expense	0.2	8.4	0.3	5.2
     Income tax expense for the three months ended April 30, 2007 was primarily the result of tax expense in foreign jurisdictions and various states.
     We have determined that a valuation allowance is required against all net deferred tax assets in the United States and certain deferred tax assets in foreign jurisdictions. As such, there is no federal income tax benefit recorded against current losses incurred in the United States.
     Effective February 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. The initial adoption of FIN 48 did not have a material impact on our financial statements. As of February 1, 2007, the amount of unrecognized tax benefits was $19.4 million, including $0.4 million of related accrued interest.
     The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity, and the addition or elimination of uncertain tax positions. Our policy is to report interest related to unrecognized tax benefits in interest expense and penalties, if any, related to unrecognized tax benefits in income tax expense in our Consolidated Statements of Operations.
     We have open tax years from primarily 2000 to 2006 with various significant taxing jurisdictions including the United States, Germany, Italy, Brazil, and Czech Republic. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. We have recorded a tax benefit only for those positions that meet the more-likely-than-not standard.
     There are currently no US federal or state income tax audits in process. The last US federal income tax audit closed was for the fiscal year ended January 31, 2004. A German income tax audit was initiated on July 6, 2006 for fiscal years 2000 through 2004 .
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
     The following tables present revenues and other financial information by business segment (dollars in millions):

	Three Months Ended April 30, 2007
	Automotive
	Wheels	Components	Other	Total
Net sales	$466.8	$94.2	$—	$561.0
Asset impairments and other restructuring charges	2.3	—	0.1	2.4
Earnings (loss) from operations	24.5	0.4	(4.8)	20.1

	Three Months Ended April 30, 2006
	Automotive
	Wheels	Components	Other	Total
Net sales	$403.8	$99.7	$—	$503.5
Asset impairments and other restructuring charges	2.1	0.8	0.6	3.5
Earnings (loss) from operations	13.5	(1.2)	(4.9)	7.4

	As of April 30, 2007
	Automotive
	Wheels	Components	Other	Total
Total assets	$1,462.5	$151.9	$154.2	$1,768.6

	As of January 31, 2007
	Automotive
	Wheels	Components	Other	Total
Total assets	$1,336.6	$192.0	$162.6	$1,691.2
Note 12. Accounting Errors
     In May 2007 we discovered accounting errors that would have impacted our reported results for prior periods. The two most significant of these errors related to the amount of depreciation we recognized for US GAAP purposes in several of our foreign subsidiaries and to recognition of an employee liability for supplemental retirement payments in Belgium under FASB SFAS 87, “Employers’ Accounting for Pensions.” Since the impact to financial statements for fiscal years 2003, 2004, 2005, and 2006 was not material, we recorded additional expense of approximately $0.4 million in the first quarter of fiscal 2007. The depreciation expense, if properly recorded, would have decreased net income by $0.3 million in fiscal 2003 and $1.1 million in fiscal 2004, and increased net income by $1.4 million in fiscal 2005 and $1.1 million in fiscal 2006. The pension expense would have decreased net income by $1.5 million in fiscal 2006.
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
 Guarantor and Nonguarantor Financial Statements
     As of April 30, 2007 HLI, Parent, and substantially all of our domestic subsidiaries (collectively, the Guarantor Subsidiaries) fully and unconditionally guaranteed, on a joint and several basis, the Senior Notes, Term Loan B, and Term Loan C. At April 30, 2007 none of our foreign subsidiaries have guaranteed the Senior Notes, Term Loan B, or Term Loan C, nor have two of our domestic subsidiaries owned by our foreign subsidiaries or subsidiaries that are special purpose entities formed for domestic accounts receivable securitization programs (collectively, the Nonguarantor Subsidiaries). In lieu of providing separate unaudited financial statements for each of the Guarantor Subsidiaries, we have included the unaudited supplemental guarantor condensed consolidating financial statements. We do not believe that separate financial statements for each of the Guarantor Subsidiaries are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three months Ended April 30, 2007
(Unaudited)

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$145.5	$421.0	$(5.5)	$561.0
Cost of goods sold	2.9	136.2	365.9	(5.5)	499.5

Gross profit (loss)	(2.9)	9.3	55.1	—	61.5
Marketing, general, and administrative	0.4	14.7	23.5	—	38.6
Equity in (earnings) losses of subsidiaries and joint ventures	(1.1)	0.6	—	0.5	—
Asset impairments and other restructuring charges	—	2.2	0.2	—	2.4
Other (income) expense, net	(0.4)	(1.5)	2.3	—	0.4

Earnings (loss) from operations	(1.8)	(6.7)	29.1	(0.5)	20.1
Interest expense, net	13.3	—	5.0	—	18.3
Other non-operating expense	0.3	—	—	—	0.3

Earnings (loss) from continuing operations before taxes on income and minority interest	(15.4)	(6.7)	24.1	(0.5)	1.5
Income tax expense	(0.1)	0.9	7.8	—	8.6

Earnings (loss) from continuing operations before minority interest	(15.3)	(7.6)	16.3	(0.5)	(7.1)
Minority interest	—	—	3.7	—	3.7

Earnings (loss) from continuing operations	(15.3)	(7.6)	12.6	(0.5)	(10.8)
Income (loss) from discontinued operations	—	(5.8)	1.3	—	(4.5)

Net income (loss)	$(15.3)	$(13.4)	$13.9	$(0.5)	$(15.3)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three months Ended April 30, 2006
(Unaudited)

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$157.9	$354.8	$(9.2)	$503.5
Cost of goods sold	4.2	149.8	311.8	(9.2)	456.6

Gross profit (loss)	(4.2)	8.1	43.0	—	46.9
Marketing, general, and administrative	1.3	13.1	20.2		34.6
Equity in (earnings) losses of subsidiaries and joint ventures	(0.3)	(1.5)	—	1.8	—
Asset impairments and other restructuring charges	1.4	1.6	0.5	—	3.5
Other (income) expense, net	(0.1)	—	1.5	—	1.4

Earnings (loss) from operations	(6.5)	(5.1)	20.8	(1.8)	7.4
Interest (income) expense, net	10.9	—	6.0	—	16.9
Other non-operating expense	0.1	—	0.1	—	0.2

Earnings (loss) from continuing operations before taxes on income and minority interest	(17.5)	(5.1)	14.7	(1.8)	(9.7)
Income tax expense	0.1	0.2	5.2	—	5.5

Earnings (loss) from continuing operations before minority interest	(17.6)	(5.3)	9.5	(1.8)	(15.2)
Minority interest	—	—	1.9	—	1.9

Income (loss) from continuing operations	(17.6)	(5.3)	7.6	(1.8)	(17.1)
Income from discontinued operations, net of tax	—	(0.5)	—	—	(0.5)

Net income (loss)	$(17.6)	$(5.8)	$7.6	$(1.8)	$(17.6)

CONDENSED CONSOLIDATING BALANCE SHEETS
As of April 30, 2007
(Unaudited)

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash and cash equivalents	$4.4	$1.0	$59.3	$—	$64.7
Receivables	(71.3)	77.0	315.4	—	321.1
Other receivables	34.3	—	—	—	34.3
Inventories	1.2	51.2	144.9	—	197.3
Prepaid expenses and other	6.5	4.4	9.4	—	20.3

Total current assets	(24.9)	133.6	529.0	—	637.7
Property, plant, and equipment, net	29.2	121.2	545.0	—	695.4
Goodwill and other assets	869.0	(240.4)	391.2	(584.3)	435.5

Total assets	$873.3	$14.4	$1,465.2	$(584.3)	$1,768.6

Bank borrowings and other notes	$—	$—	$28.8	$—	$28.8
Current portion of long-term debt	4.6	0.7	1.1	—	6.4
Accounts payable and accrued liabilities	52.4	54.8	341.3	—	448.5

Total current liabilities	57.0	55.5	371.2	—	483.7
Long-term debt, net of current portion	660.9	—	2.4	—	663.3
Pension and other long-term liabilities	197.4	0.8	237.7	—	435.9
Minority interest	—	—	44.7	—	44.7
Parent loans	(183.0)	(16.7)	204.8	(5.1)	—
Common stock	—	—	—	—	—
Preferred stock	10.6	—	—	—	10.6
Additional paid-in capital	696.3	389.0	569.1	(958.1)	696.3
Retained earnings (accumulated deficit)	(758.4)	(419.4)	(101.9)	521.3	(758.4)
Accumulated other comprehensive income (loss)	192.5	5.2	137.2	(142.4)	192.5

Total stockholders’ equity	141.0	(25.2)	604.5	(579.2)	141.0

Total liabilities and stockholders’ equity	$873.3	$14.4	$1,465.2	$(584.3)	$1,768.6

CONDENSED CONSOLIDATING BALANCE SHEETS
As of January 31, 2007

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash and cash equivalents	$(0.7)	$0.5	$38.6	$—	$38.4
Receivables	(80.6)	60.6	278.5	—	258.5
Other receivables	43.2	—	—	—	43.2
Inventories	0.4	48.5	123.9	—	172.8
Prepaid expenses and other	3.1	52.2	12.4	—	67.7

Total current assets	(34.6)	161.8	453.4	—	580.6
Property, plant, and equipment, net	30.0	123.8	526.9	—	680.7
Goodwill and other assets	852.3	(115.6)	381.6	(688.4)	429.9

Total assets	$847.7	$170.0	$1,361.9	$(688.4)	$1,691.2

Bank borrowings and other notes	$—	$—	$27.9	$—	$27.9
Current portion of long-term debt	4.6	1.1	1.0	—	6.7
Accounts payable and accrued liabilities	48.3	59.8	296.2	—	404.3

Total current liabilities	52.9	60.9	325.1	—	438.9
Long-term debt, net of current portion	657.1	—	2.3	—	659.4
Pension and other long-term liabilities	199.5	0.8	233.5	—	433.8
Minority interest	—	—	44.8	—	44.8
Parent loans	(176.1)	(20.5)	199.1	(2.5)	—
Preferred stock	12.5	—	—	—	12.5
Common stock	—	—	—	—	—
Additional paid-in capital	688.3	525.8	569.1	(1,094.9)	688.3
Retained earnings (accumulated deficit)	(742.9)	(406.0)	(115.8)	521.8	(742.9)
Accumulated other comprehensive income (loss)	156.4	9.0	103.8	(112.8)	156.4

Total stockholders’ equity	114.3	128.8	557.1	(685.9)	114.3

Total liabilities and stockholder’s equity	$847.7	$170.0	$1,361.9	$(688.4)	$1,691.2

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three months Ended April 30, 2007
(Unaudited)

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows provided by (used for) operating activities	$(20.2)	$(3.4)	$38.5	$—	$14.9

Cash flows from investing activities:
Purchase of property, plant, equipment and tooling	(0.6)	(3.2)	(12.8)	—	(16.6)

Cash used for investing activities	(0.6)	(3.2)	(12.8)	—	(16.6)

Cash flows from financing activities:
Changes in bank borrowings and credit facility	—	—	(0.6)	—	(0.6)
Borrowing/ repayment of long term debt	8.9	(0.4)	(0.1)	—	8.4
Dividends paid to minority shareholders	—	—	(5.5)	—	(5.5)

Cash provided by (used for) financing activities	8.9	(0.4)	(6.2)	—	2.3

Increase (decrease) in parent loans and advances	17.0	(14.9)	(2.1)	—	(0.0)
Cash flow from discontinued operations	—	22.4	1.3	—	23.7
Effect of exchange rates on cash and cash equivalents	—	—	2.0	—	2.0

Increase in cash and cash equivalents	5.1	0.5	20.7	—	26.3
Cash and cash equivalents at beginning of period	(0.7)	0.5	38.6	—	38.4

Cash and cash equivalents at end of period	$4.4	$1.0	$59.3	$—	$64.7

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three months Ended April 30, 2006
(Unaudited)

		Guarantor	Nonguarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows provided by (used for) operating activities	$(1.3)	$14.0	$24.1	$—	$36.8

Cash flows from investing activities:
Purchase of property, plant, equipment and tooling	(0.2)	(3.1)	(7.6)	—	(10.9)
Capital contributed by minority shareholders	—	—	0.4	—	0.4
Proceeds from disposal of assets and businesses	—	—	0.2	—	0.2

Cash used for investing activities	(0.2)	(3.1)	(7.0)	—	(10.3)

Cash flows from financing activities:
Changes in bank borrowings and credit facility	—	(0.4)	(0.2)	—	(0.6)
Repayment of long term debt	—	—	(0.2)	—	(0.2)
Bank finance fees paid	(2.9)	—	—	—	(2.9)
Dividends paid to minority shareholders	—	—	(1.0)	—	(1.0)

Cash used for financing activities	(2.9)	(0.4)	(1.4)	—	(4.7)

Increase (decrease) in parent loans and advances	9.4	3.8	(13.2)	—	—
Cash flow from discontinued operations	—	(13.7)	0.1	—	(13.6)
Effect of exchange rates on cash and cash equivalents	—	—	1.9	—	1.9

Increase in cash and cash equivalents	5.0	0.6	4.5	—	10.1
Cash and cash equivalents at beginning of period	(4.1)	0.6	45.8	—	42.3

Cash and cash equivalents at end of period	$0.9	$1.2	$50.3	$—	$52.4

Note 14. Subsequent Events
     Since April 30, 2007, HLI has completed a number of related financing transactions, which are described below.
Rights Offering
     On March 16, 2007 HLI announced that its Board of Directors approved a Rights Offering (Rights Offering) of up to $180 million of common stock to its stockholders at a subscription price of $3.25 per share. The HLI Board of Directors set the record date of April 10, 2007 for determining the stockholders entitled to participate in the Rights Offering. On April 16, 2007, the HLI Board of Directors approved a direct investment option in favor of Deutsche Bank Securities, Inc. pursuant to which it was entitled to invest approximately $13.1 million to purchase HLI’s common stock at a price of $3.25 per share in addition to the shares being offered in the Rights Offering. The Rights Offering and the direct investment option were approved at a special meeting of HLI’s stockholders held on May 4, 2007.
     In May 2007, HLI distributed to stockholders of record as of April 10, 2007 non-transferable subscription rights to purchase shares of its common stock in connection with the Rights Offering. Stockholders on the record date received 1.3970 rights for each share of our common stock held on the record date. The Rights Offering included an oversubscription privilege entitling holders of the rights to subscribe for additional shares not purchased upon exercise of rights. The Rights Offering was fully subscribed and Deutsche Bank Securities, Inc. exercised its direct investment option. On May 30, 2007 HLI closed on the Rights Offering and direct investment option and issued 59,423,077 new shares of common stock. Net proceeds, after fees and expenses, were used to repurchase our outstanding 10 1/2% Senior Notes due 2010 (Old Notes) pursuant to the tender offer described below, with the excess being used to provide working capital and for other general corporate purposes.
Tender Offer for Senior Notes
     On May 8, 2007 we commenced a cash tender offer to repurchase all of our outstanding Old Notes, which had an aggregate principal amount outstanding of $157.5 million. Concurrently with the tender offer, we solicited consents to amend the indenture governing the Old Notes. The tender offer expired at 11:59 p.m., New York City time, on Tuesday, June 5, 2007. The purchase price for the tendered Old Notes was based on a fixed spread of 50 basis points over the yield on the 3.625% U.S. Treasury Note due June 30, 2007. Holders who validly tendered their Old Notes and delivered their consents to the proposed amendments to the indenture on or prior to 5:00 p.m., New York City time, on May 21, 2007, were paid, in addition to the purchase price for the Old Notes, a consent payment equal to $30.00 per $1,000 in principal amount of Old Notes. Holders of approximately $154.2 million principle amount tendered their Old Notes and consented to the amendments to the Indenture.
     On May 25, 2007 we executed the Supplemental Indenture, which effects amendments to the Indenture with respect to the Old Notes that result in the permanent elimination of certain restrictive covenants, certain conditions on defeasance, certain conditions on mergers, consolidations and sales of asset transactions and certain events of default in the Indenture and the Old Notes, including, among other things, covenants that limit our ability to incur indebtedness, make restricted payments, create or incur liens and engage in mergers or consolidations or transfers of all or substantially all of our property and assets. The Supplemental Indenture became operative on May 30, 2007, upon our repurchase of the Old Notes validly tendered on or before May 21, 2007.
New Senior Notes
     On May 30, 2007 we closed on a new offering of #eu#130 million 8 1/4% senior unsecured notes (New Notes) issued by Hayes Lemmerz Finance LLC – Luxembourg S.C.A., a newly formed European subsidiary (Hayes Luxembourg). The New Notes mature in 2015 and contain customary covenants and restrictions. The New Notes and the related Indenture restrict our ability to, among other things, make certain restricted payments, incur debt and issue preferred stock, incur liens, permit dividends and other distributions by our subsidiaries, merge, consolidate, or sell assets, and engage in transactions with affiliates. The New Notes and the Indenture also contain customary events of default, including failure to pay principal or interest on the Notes or the guarantees when due, among others. The New Notes are fully and unconditionally guaranteed on a senior unsecured basis by us, HLI, and substantially all of our direct and indirect domestic subsidiaries and, subject to certain exceptions, by certain of our indirect foreign subsidiaries. Proceeds from the issuance of the New Notes, together with the proceeds from the New Credit Facilities (as described below), were used to refinance obligations under our Amended and Restated Credit Agreement, dated as of April 11, 2005, to repay in full the approximately $21.7 million mortgage note on our headquarters building in Northville, Michigan, to pay related fees and expenses, and for working capital and other general corporate purposes.
New Credit Facilities
     On May 30, 2007 we closed on three new senior secured credit facilities in an amount of approximately $495 million (New Credit Facilities). The New Credit Facilities consist of a term loan facility of €260 million maturing in 2014 borrowed by Hayes Luxembourg, a revolving credit facility of $125 million maturing in 2013 available to us and Hayes Luxembourg, and a synthetic letter of credit facility of €15 million available to both borrowers. The interest rate for the term loan is generally the EURIBO rate plus 2.75% per annum until the first date after October 31, 2007 that our leverage ratio is equal to or less than 2.50 to 1.0 and, thereafter, the EURIBO rate plus 2.50% per annum. The interest rate for the revolving credit facility is generally either the LIBOR rate plus 2.75% per annum (for borrowings by us) or the EURIBO rate (for borrowings by Hayes Luxembourg).
     Our obligations and those of Hayes Luxembourg under the New Credit Facility are guaranteed by us, HLI, and substantially all of our direct and indirect domestic subsidiaries. In addition, the obligations of Hayes Luxembourg under the New Credit Facility are guaranteed, subject to certain exceptions, by certain of its foreign subsidiaries. Our obligations and those of Hayes Luxembourg under the New Credit Facility and the guarantors’ obligations under their respective guarantees of the New Credit Facility are, subject to certain exceptions, secured by a first priority perfected pledge of substantially all intercompany notes and capital stock owned by the borrowers and the guarantors (but not more than 65% of the capital stock of Hayes Luxembourg or any foreign subsidiary can secure our obligations) and substantially all of the other assets owned by the borrowers and the guarantors. All foreign guarantees and collateral are subject to applicable restrictions on cross-stream and upstream guarantees and other legal restrictions, including financial assistance rules, thin capitalization rules, and corporate benefit rules.
     The New Credit Facilities contain negative covenants restricting our ability and the ability of HLI and our subsidiaries to, among other actions, declare dividends or repay or repurchase capital stock, cancel, prepay, redeem or repurchase debt, incur liens and engage in sale-leaseback transactions, make loans and investments, incur indebtedness, amend or otherwise alter certain debt documents, engage in mergers, acquisitions and asset sales, engage in transactions with affiliates, and alter their respective businesses. The financial covenants under the New Credit Facilities include covenants regarding a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures amount. There is no financial covenant regarding minimum fixed charged coverage ratio under the New Credit Facilities. The New Credit Facilities contain customary events of default including, without limitation, failure to pay principal and interest when due, material inaccuracy of any representation or warranty, failure to comply with any covenant, cross-defaults, failure to satisfy or stay execution of judgments in excess of specified amounts, bankruptcy or insolvency, the existence of certain materially adverse employee benefit liabilities in excess of a certain specified amount, the invalidity or impairment of any loan documents and a change of control.
     The proceeds from the New Credit Facilities, together with the proceeds of other financing activities, were used to refinance our obligations under our Amended and Restated Credit Agreement dated April 11, 2005. Additional proceeds will be used to replace existing letters of credit and to provide for working capital and other general corporate purposes, and to pay the fees and expenses associated with the New Credit Facilities.
Pro Forma Capitalization
     The following table represents our pro forma capitalization as of April 30, 2007 reflecting the impact of our Rights Offering and new debt financing (dollars in millions):

	Actual	Adjustments	As Adjusted
		(Unaudited)
Total cash and cash equivalents	$64.7	$26.4	$91.1

Debt
Bank borrowings and other notes	28.8	—	28.8
Debt of foreign subsidiaries	3.4	—	3.4
Revolving credit facility	10.0	(10.0)	—
Term Loan B	326.7	(326.7)	—
New Term Loan	—	350.5	350.5
Term Loan C	150.0	(150.0)	—
10.5% Senior notes	157.2	(157.2)	—
New 8.25% Senior notes	—	175.2	175.2
Mortgage note payable	21.7	(21.7)	—
Capital lease obligations	0.7	—	0.7

Total Debt	698.5	(139.9)	558.6
Minority interest	44.7	—	44.7
Total stockholders’ equity	141.0	166.5 (a)	307.5

Total Capitalization	$884.2	$26.6	$910.8

(a)	Net proceeds from Rights Offering of $189.6 million less call premium on 10.5% Senior Notes of $9.0 million less $11.9 million of unamortized banks fees on old term debt, less $2.2 million in legal expenses
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Summary
     This discussion should be read in conjunction with the our Annual Report on Form 10-K for the fiscal year ended January 31, 2007 as filed with the Securities and Exchange Commission on April 12, 2007, and the other information included herein.
  Company Overview
     Unless otherwise indicated, references to “we,” “us,” or “our” mean HLI Operating Company, Inc., a Delaware corporation, and our subsidiaries. References to a fiscal year means the 12-month period commencing on February 1 of that year and ending on January 31 of the following year (i.e., “fiscal 2007” refers to the period beginning February 1, 2007 and ending January 31, 2008, “fiscal 2006” refers to the period beginning February 1, 2006 and ending January 31, 2007).
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
     In the first three months of fiscal 2007 we had net sales of $561 million with approximately 74% derived from international markets. For the full year of fiscal 2006, we had sales of $2.1 billion with approximately 73% derived from international markets. We had earnings from operations of $20.1 million for the first three months of fiscal 2007 and $6.6 million for the full year of fiscal 2006.
Results of Operations
  Consolidated Results — Comparison of the Three Months Ended April 30, 2007 to the Three Months Ended April 30, 2006
     The following table presents selected information about our consolidated results of operations for the periods indicated (dollars in millions):

	Three Months	Three Months
	Ended April 30,	Ended April 30,
	2007	2006	$ Change	% Change
Net sales:
Automotive Wheels	$466.8	$403.8	$63.0	15.6%
Components	94.2	99.7	(5.5)	-5.5%

Total	$561.0	$503.5	$57.5	11.4%

Gross profit	$61.5	$46.9	$14.6	31.1%
Marketing, general, and administrative	38.6	34.6	4.0	11.6%
Asset impairments and other restructuring charges	2.4	3.5	(1.1)	-31.4%
Other expense, net	0.4	1.4	(1.0)	-71.4%

Earnings from operations	20.1	7.4	12.7	171.6%
Interest expense, net	18.3	16.9	1.4	8.3%
Other non-operating expense	0.3	0.2	0.1	50.0%
Income tax expense	8.6	5.5	3.1	56.4%
Minority interest	3.7	1.9	1.8	94.7%

Loss from continuing operations	(10.8)	(17.1)	6.4	37.4%
Loss from discontinued operations, net of tax of $0.0	(4.5)	(0.5)	(4.0)	-800.0%

Net loss	$(15.3)	$(17.6)	$2.3	13.1%

  Sales
     Our net sales increased 11.4% or $57.5 million to $561.0 million in the first quarter of fiscal 2007 from $503.5 million in the first quarter of fiscal 2006. Higher metal pass-through pricing and favorable fluctuations in foreign exchange rates relative to the U.S. dollar increased sales by $24.5 million and $26.5 million, respectively. Higher volume and favorable product mix increased sales by $7.8 million, while lower pricing decreased sales by $1.3 million.
  Gross profit
     Our gross profit increased 31.1% or $14.6 million in the first quarter of fiscal 2007 to $61.5 million from $46.9 million in the first quarter of fiscal 2006. Higher metal pass-through pricing increased gross profit by $5.5 million. Lower pricing and unfavorable product mix decreased gross profit by $1.8 million, partially offset by higher volume. The remaining gross profit increase was primarily due to lower depreciation expense, improved operational efficiencies, and favorable fluctuations in foreign exchange rates.
  Marketing, general, and administrative
     Our marketing, general, and administrative expense increased $4.0 million to $38.6 million during the first quarter of fiscal 2007 from $34.6 million in the first quarter of fiscal 2006. This increase is primarily due to increased incentive plan payouts and foreign exchange rate fluctuations, partially offset by the wage base decrease in the first quarter of fiscal 2006.

Asset impairments and other restructuring charges
     During the first quarter of fiscal 2007, we recorded facility closure and restructuring charges of $2.4 million. In the Automotive Wheels segment we recorded expense of $2.3 million, principally related to facility closure costs at our Huntington, Indiana aluminum wheel facility as well as machinery and equipment impairments at our Brazil aluminum wheel facility. The Other segment expense of $0.1 million is primarily related to severance expense at our corporate offices.
     During the first quarter of fiscal 2006 we recorded facility closure, employee restructuring, and asset impairment expenses of $3.5 million. In the Automotive Wheels segment we recorded expenses of $2.1 million, which consisted primarily of costs related to severance at our international wheel locations in Spain, Italy, and South Africa in addition to expenses related to the closure of our Huntington, Indiana facility. The Components segment recorded a $0.8 million charge primarily related to severance expense at the technical center in Ferndale, Michigan. The Other segment expense of $0.6 million represents severance at our corporate office.
Interest expense, net
     Interest expense increased $1.4 million to $18.3 million for the first quarter of fiscal 2007 from $16.9 million for the first quarter of fiscal 2006. The increase was driven primarily by higher short-term interest rates.
Income taxes
     Income tax expense was $8.6 million for the first quarter of fiscal 2007 compared to expense of $5.5 million for the first quarter of fiscal 2006. The income tax rate varies from the United States statutory income tax rate of 35% due primarily to losses in the United States without recognition of a corresponding income tax benefit, as well as effective income tax rates in certain foreign jurisdictions that are lower than the United States statutory rates. Accordingly, our worldwide tax expense may not bear a normal relationship to earnings before taxes on income.
Discontinued operations
     In the first quarter of fiscal 2007 we sold our suspension facilities in Bristol, Indiana and Montague, Michigan. In fiscal 2006 we sold our suspension facility in Southfield, Michigan. These facilities made up most of our suspension components business (Suspension business) and was part of our Components segment. The Suspension business is accounted for as discontinued operations in accordance with Statement of Financial Accounting Standard (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the operating results of the business in the prior periods were reclassified as discontinued operations.
Net loss
     Due to factors mentioned above, net loss during the first quarter of fiscal 2007 was $15.3 million as compared to a net loss of $17.6 million in the first quarter of fiscal 2006.
Segment Results — Comparison of the Three Months Ended April 30, 2007 to the Three Months Ended April 30, 2006
Automotive Wheels
     The following table presents net sales, earnings from operations, and other information for the Automotive Wheels segment for the periods indicated (dollars in millions):

	Three Months	Three Months
	Ended April 30,	Ended April 30,
	2007	2006	$ Change
Net sales	$466.8	$403.8	$63.0
Asset impairments and other restructuring charges:
Facility closure costs	$2.1	$0.4	$1.7
Impairment of facility, machinery, and equipment	0.2	0.2	—
Severance and other restructuring costs	—	1.5	(1.5)

Total asset impairments and other restructuring charges	$2.3	$2.1	$0.2
Earnings from operations	$24.5	$13.5	$11.0
Net sales
     Net sales from our Automotive Wheels segment rose $63.0 million or 15.6% to $466.8 million in the first quarter of fiscal 2007 from $403.8 million during the first quarter of fiscal 2006. Increased volume and favorable product mix increased sales $21.3 million, which was partially offset by decreased pricing. Increased metal pass-through pricing and favorable foreign exchange rate fluctuations increased sales by $21.4 million and $23.7 million, respectively.
Asset impairments and other restructuring charges
     During the first quarter of fiscal 2007, we recorded facility closure and restructuring charges of $2.3 million. These principally related to facility closure costs at our Huntington, Indiana aluminum wheel facility as well as machinery and equipment impairments recorded at our Brazil aluminum wheel facility. During the first quarter of fiscal 2006 we recorded facility closure, employee restructuring, and asset impairment expenses of $2.1 million. These consisted primarily of costs related to severance to our international wheel locations in Spain, Italy, and South Africa in addition to expenses related to the closure of our Huntington, Indiana facility.
Earnings from operations
     Earnings from our Automotive Wheels segment increased $11.0 million to $24.5 million in the first quarter of fiscal 2007 from $13.5 million in the first quarter of fiscal 2006. The increase in profitability was driven by higher volumes and favorable product mix, higher metal pass-through pricing, improved operational efficiencies, and lower depreciation costs.
Components
     The following table presents net sales, earnings (loss) from operations, and other information for the Components segment for periods indicated (dollars in millions):

	Three Months	Three Months
	Ended April 30,	Ended April 30,
	2007	2006	$ Change
Net sales	$94.2	$99.7	$(5.5)
Asset impairments and other restructuring charges:
Impairment of facility, machinery, equipment, and intangibles	$—	$—	$—
Severance and other restructuring costs	—	0.8	(0.8)

Total asset impairments and other restructuring charges	$—	$0.8	$(0.8)
Earnings (loss) from operations	$0.4	$(1.2)	$1.6
Net sales
     Net sales from our Components segment fell $5.5 million or 5.4% to $94.2 million in the first quarter of fiscal 2007 from $99.7 million during the first quarter of fiscal 2006. Lower volume decreased sales $14 million. Higher metal pass-through pricing and favorable product mix increased sales $4 million. Favorable foreign exchange rate fluctuations and higher pricing increased sales $5 million.
Asset impairments and other restructuring charges
     During the first quarter of fiscal 2006 our Components segment reported a $0.8 million charge primarily related to severance expense at the technical center in Ferndale, Michigan, which was closed during fiscal 2006.
Loss from operations
     Our Components segment had income from operations of $0.4 million for the first quarter of fiscal 2007 compared to a loss from operations of $1.2 million in the first quarter of fiscal 2006. This $1.6 million improvement was primarily due to higher pricing, lower depreciation, and lower wages and benefits, partially offset by lower volume and unfavorable product mix.
Other
     The following table presents loss from operations for the Other segment for the periods indicated (dollars in millions):

	Three Months	Three Months
	Ended April 30,	Ended April 30,
	2007	2006	$ Change
Loss from operations	$(4.8)	$(4.9)	$0.1
Loss from operations
     Loss from operations in the first quarter of fiscal 2007 was $4.8 million compared to a loss of $4.9 million during the first quarter of fiscal 2006. This improvement was primarily due to decreases in wage and benefit costs and reduction in the use of outside services.
Liquidity and Capital Resources
Cash Flows
     Operating Activities: Cash provided by operations was $14.9 million in the first three months of fiscal 2007 compared to $36.8 million in the first three months of fiscal 2006. The $21.9 million decrease was primarily due to a one time change in customer terms in the first quarter of fiscal 2006.
     Investing Activities: Cash used for investing activities was $16.6 million during the first three months of fiscal 2007 compared to $10.3 million in the first three months of fiscal 2006. This increase was primarily due to higher capital expenditures, mostly for additional machinery and equipment to improve productivity, reduce costs, meet demand for new vehicle platforms, and meet expected requirements for our products.
     Financing Activities: Cash provided by financing activities was $2.3 million in the first three months of fiscal 2007 compared to cash used for financing activities of $4.7 million in the first three months of fiscal 2006. This increase is primarily due to the conversion of some of our Senior Notes to our common stock in the first quarter of 2007 and payment of bank finance fees in the first quarter of 2006.
Sources of Liquidity
     The principal sources of liquidity for our future operating, capital expenditure, facility closure, restructuring, and reorganization requirements are expected to be (i) cash flows from continuing operations, (ii) proceeds from the sale of non-core assets and businesses, (iii) cash and cash equivalents on hand, (iv) proceeds related to our trade receivable securitization and financing programs, (v) proceeds from the sale of common stock in our rights offering, (vi) proceeds from sale of euro denominated senior unsecured notes, and (vii) borrowings from our new credit facilities.

Rights Offering
     On March 16, 2007 HLI announced that its Board of Directors approved a Rights Offering (Rights Offering) of up to $180 million of common stock to its stockholders at a subscription price of $3.25 per share. The HLI Board of Directors set the record date of April 10, 2007 for determining the stockholders entitled to participate in the Rights Offering. On April 16, 2007, the HLI Board of Directors approved a direct investment option in favor of Deutsche Bank Securities, Inc. pursuant to which it was entitled to invest approximately $13.1 million to purchase HLI’s common stock at a price of $3.25 per share in addition to the shares being offered in the Rights Offering. The Rights Offering and the direct investment option were approved at a special meeting of HLI’s stockholders held on May 4, 2007.
     In May 2007, HLI distributed to stockholders of record as of April 10, 2007 non-transferable subscription rights to purchase shares of its common stock in connection with the Rights Offering. Stockholders on the record date received 1.3970 rights for each share of our common stock held on the record date. The Rights Offering included an oversubscription privilege entitling holders of the rights to subscribe for additional shares not purchased upon exercise of rights. The Rights Offering was fully subscribed and Deutsche Bank Securities, Inc. exercised its direct investment option. On May 30, 2007 HLI closed on the Rights Offering and direct investment option and issued 59,423,077 new shares of common stock. Net proceeds, after fees and expenses, were used to repurchase our outstanding 10 1/2% Senior Notes due 2010 (Old Notes) pursuant to the tender offer described below, with the excess being used to provide working capital and for other general corporate purposes.
New Senior Notes
     On May 30, 2007 we closed on a new offering of €130 million 8 1/4% senior unsecured notes (New Notes) issued by Hayes Lemmerz Finance LLC – Luxembourg S.C.A., a newly formed European subsidiary (Hayes Luxembourg). The New Notes mature in 2015 and contain customary covenants and restrictions. The New Notes and the related Indenture restrict our ability to, among other things, make certain restricted payments, incur debt and issue preferred stock, incur liens, permit dividends and other distributions by our subsidiaries, merge, consolidate, or sell assets, and engage in transactions with affiliates. The New Notes and the Indenture also contain customary events of default, including failure to pay principal or interest on the Notes or the guarantees when due, among others. The New Notes are fully and unconditionally guaranteed on a senior unsecured basis by us, HLI, and substantially all of our direct and indirect domestic subsidiaries and, subject to certain exceptions, by certain of our indirect foreign subsidiaries. Proceeds from the issuance of the New Notes, together with the proceeds from the New Credit Facilities (as described below), were used to refinance obligations under our Amended and Restated Credit Agreement, dated as of April 11, 2005, to repay in full the approximately $21.7 million mortgage note on our headquarters building in Northville, Michigan, to pay related fees and expenses, and for working capital and other general corporate purposes.
New Credit Facilities
     On May 30, 2007 we closed on three new senior secured credit facilities in an amount of approximately $495 million (New Credit Facilities). The New Credit Facilities consist of a term loan facility of €260 million maturing in 2014 borrowed by Hayes Luxembourg, a revolving credit facility of $125 million maturing in 2013 available to us and Hayes Luxembourg, and a synthetic letter of credit facility of €15 million available to both borrowers. The interest rate for the term loan is generally the EURIBO rate plus 2.75% per annum until the first date after October 31, 2007 that our leverage ratio is equal to or less than 2.50 to 1.0 and, thereafter, the EURIBO rate plus 2.50% per annum. The interest rate for the revolving credit facility is generally either the LIBOR rate plus 2.75% per annum (for borrowings by us) or the EURIBO rate (for borrowings by Hayes Luxembourg).
     Our obligations and those of Hayes Luxembourg under the New Credit Facility are guaranteed by us, HLI, and substantially all of our direct and indirect domestic subsidiaries. In addition, the obligations of Hayes Luxembourg under the New Credit Facility are guaranteed, subject to certain exceptions, by certain of its foreign subsidiaries. Our obligations and those of Hayes Luxembourg under the New Credit Facility and the guarantors’ obligations under their respective guarantees of the New Credit Facility are, subject to certain exceptions, secured by a first priority perfected pledge of substantially all intercompany notes and capital stock owned by the borrowers and the guarantors (but not more than 65% of the capital stock of Hayes Luxembourg or any foreign subsidiary can secure our obligations) and substantially all of the other assets owned by the borrowers and the guarantors. All foreign guarantees and collateral are subject to applicable restrictions on cross-stream and upstream guarantees and other legal restrictions, including financial assistance rules, thin capitalization rules, and corporate benefit rules.

     The New Credit Facilities contain negative covenants restricting our ability and the ability of HLI and our subsidiaries to, among other actions, declare dividends or repay or repurchase capital stock, cancel, prepay, redeem or repurchase debt, incur liens and engage in sale-leaseback transactions, make loans and investments, incur indebtedness, amend or otherwise alter certain debt documents, engage in mergers, acquisitions and asset sales, engage in transactions with affiliates, and alter their respective businesses. The financial covenants under the New Credit Facilities include covenants regarding a maximum total leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures amount. There is no financial covenant regarding minimum fixed charged coverage ratio under the New Credit Facilities. The New Credit Facilities contain customary events of default including, without limitation, failure to pay principal and interest when due, material inaccuracy of any representation or warranty, failure to comply with any covenant, cross-defaults, failure to satisfy or stay execution of judgments in excess of specified amounts, bankruptcy or insolvency, the existence of certain materially adverse employee benefit liabilities in excess of a certain specified amount, the invalidity or impairment of any loan documents and a change of control.
     The proceeds from the New Credit Facilities, together with the proceeds of other financing activities, were used to refinance our obligations under our Amended and Restated Credit Agreement dated April 11, 2005. Additional proceeds will be used to replace existing letters of credit and to provide for working capital and other general corporate purposes, and to pay the fees and expenses associated with the New Credit Facilities.
Other Liquidity Matters
     We have a $45 million domestic accounts receivable securitization facility. As of April 30, 2007 and January 31, 2007, a total of $38 and $37 million was financed under this program, respectively.
     During fiscal 2005 we established an accounts receivable financing program in Germany with a local financial institution. Borrowings under this program of $27 million and $25 million at April 30, 2007 and January 31, 2007, respectively, are included in short term bank borrowings.
     In fiscal 2006 we established an accounts receivable factoring program in the Czech Republic with a local financial institution. The program limit is approximately $19 million. As of April 30, 2007 and January 31, 2007, a total of $15.7 million and $13 million, respectively, was factored under this program. The transactions are accounted for as sales of receivables under the provisions of Financial Accounting Standards Board (FASB) SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140) and the receivables are removed from the Consolidated Balance Sheets.
Credit Ratings
     As of April 30, 2007 our credit ratings were as follows:

	S&P	Moody’s
Corporate rating	B-	Caa1
Bank debt rating	B-	B1
Senior Note rating	CCC	Caa2
     The credit ratings on our new credit facilities and senior notes were as follows as of June 7, 2007:

	S&P	Moody’s	Fitch
Corporate rating	B	B3	B
Bank debt rating	BB-	B2	BB/RR1
New Senior Note rating	CCC+	Caa2	B-/RR5
Off Balance Sheet Arrangements
     On December 9, 2004 we established an accounts receivable securitization facility in the U.S., which provided up to $75 million in funding from commercial paper conduits sponsored by commercial lenders. On May 30, 2006, we established a new $65 million accounts receivable securitization facility with commercial lenders in the U.S. that replaced the program established on December 9, 2004. The new program’s structure is similar to the program that was replaced. The new program was amended on February 23, 2007 to reduce the facility to $45 million. We have agreed with the lenders under the securitization facility to extend the term of the facility and decrease the effective borrowing rate. The facility will have an expiration date of May 30, 2013 and an interest rate based on LIBOR plus 2.25%. The actual amount of funding available at any given time is based on availability of eligible receivables and other customary factors.
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
     The securitization transactions are accounted for as sales of the receivables under the provisions of SFAS 140 and were removed from the Consolidated Balance Sheets. The proceeds received are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Costs associated with the receivables facility are recorded as other expense in the Consolidated Statements of Operations.
     At April 30, 2007 and January 31, 2006 the outstanding balances of receivables sold to special purpose entities were $72 million and $80 million, respectively. Our net retained interests at April 30, 2007 and January 31, 2006 were $34 million and $43 million, respectively, which are disclosed as Other Receivables on the Consolidated Balance Sheets and in cash flows from operating activities in the Consolidated Statements of Cash Flows. Advances from lenders at April 30, 2007 and commercial paper conduits at January 31, 2006 were $38 million and $37 million, respectively.
Contractual Obligations
     The following table identifies our significant contractual obligations as of April 30, 2007 (dollars in millions):

	Payment Due by Period
	Less than 1
	Year	2-3 Years	4-5 Years	After 5 Years	Total
Short-term borrowings	$28.8	$—	$—	$—	$28.8
Long-term debt	4.5	334.8	308.0	—	647.3
Mortgage note payable	0.2	21.5	—	—	21.7
Capital lease obligation	0.7	—	—	—	0.7
Operating leases	6.2	6.9	0.7	0.2	14.0
Capital expenditures	22.8	—	—	—	22.8
United States pension contribution	11.5	16.5	14.7	—	42.7

Total obligations	$74.7	$379.7	$323.4	$0.2	$778.0

Other Cash Requirements
     We anticipate the following approximate significant cash requirements to be paid during the remainder of fiscal 2007 (dollars in millions):

Interest	$42.2
Taxes	20.3
International pension and other post-retirement benefits funding	18.3
Restructuring costs	1.2
New Accounting Pronouncements
     On September 8, 2006 the FASB issued FSP AUG AIR-1 Accounting for Planned Major Maintenance Activities. The FASB staff position defines three acceptable methods for major maintenance accounting, the direct expensing, built-in overhaul, and deferral methods, and prohibits the use of the accrual method. It also requires disclosure of the method used in addition to details on the impact on financials of any retrospective adjustments required. FSP AUG AIR-1 is effective for financial statements issues for fiscal years beginning after December 15, 2006. We have continued to use the direct expensing method of accounting for major maintenance, and no adjustments for prior periods were required.
     In February 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). This standard permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for us as of February 1, 2008. Management is assessing the potential impact on our financial condition or results of operations in the event we elect the fair value option.
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
     The value of our consolidated assets and liabilities located outside the United States (translated at period end exchange rates) and income and expenses (translated using average rates prevailing during the period), generally denominated in the Euro, Czech Crown, and the Brazilian Real, are affected by the translation into our reporting currency (the U.S. Dollar). Such translation adjustments are reported as a separate component of stockholders’ equity. In future periods, foreign exchange rate fluctuations could have an increased impact on our reported results of operations. However, due to the self-sustaining nature of our foreign operations, we believe we can effectively manage the effect of these currency fluctuations. In addition, in order to further hedge against such currency rate fluctuations, we have, from time to time, entered into certain foreign currency swap arrangements. In January 2006 we entered into a foreign currency swap agreement in Euros with a total notional value of $50 million to hedge our net investment in certain of our foreign subsidiaries. During the first quarter of fiscal 2007, the foreign currency swap agreement was effective; prospectively, we expect the hedge to be ineffective due to the significant restructuring of our debt.
Interest Rates
     We generally manage our risk associated with interest rate movements through the use of a combination of variable and fixed rate debt. We have from time to time entered into interest rate swap arrangements to further hedge against interest rate fluctuations. In January 2006 we entered into an interest rate swap agreement with a total notional value of $50 million to hedge the variability of interest payments associated with our variable-rate term debt. The swap agreement is expected to settle in January 2009. Since the interest rate swap hedges the variability of interest payments on variable rate debt with the same terms, it qualifies for cash flow hedge accounting treatment. At April 30, 2007 and January 31, 2007 approximately $458 million and $450 million, respectively, of our debt was variable rate debt after considering the impact of the swap. During the first quarter of fiscal 2007, the interest rate swap agreement was effective; prospectively, we expect the hedge to be ineffective due to the significant restructuring of our debt.
Commodities
     We rely on the supply of certain raw materials and other inputs in our production process, including aluminum, steel, and natural gas. We have entered into firm purchase commitments or other arrangements for substantially all of our aluminum and steel requirements for fiscal 2007. We manage the exposure associated with these commitments primarily through the terms of our supply and procurement contracts. Additionally, in accordance with industry practice, we generally pass through fluctuations in the price of aluminum to our customers. We have also been successful in negotiating with some of our customers to pass through a portion of fluctuations in the price of steel. We typically use forward-fixed contracts to hedge against changes in commodity prices for a majority of our outstanding purchase commitments. We also enter into forward purchase commitments for natural gas to mitigate market fluctuations in natural gas prices.
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
     As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, along with the Disclosure Committee, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2007 to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Securities Exchange Act of 1934 is accumulated and submitted to the Company’s management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting that occurred during the first three months of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     There have been no material developments to our legal proceedings since our Annual Report on Form 10-K filed on April 9, 2007, except as disclosed on Form 8-K filed May 25, 2007.

Item 1A. Risk Factors
     There have been no material changes from the risk factors as previously disclosed in our most recent Annual Report on Form 10-K.
Item 2. Changes in Securities and Use of Proceeds
     None.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

10.23	Stock Purchase Agreement among HLI Operating Company, Inc., HLI Suspension Holding Company, Inc. and Diversified Machine, Inc. dated February 1, 2007 (incorporated by reference to Exhibit 10.23 to the Hayes Lemmerz International, Inc. Quarterly Report on Form 10-Q filed on June 8, 2007).

31.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HLI OPERATING COMPANY, INC.
/s/ James A. Yost
James A. Yost
Vice President, Finance, and Chief Financial Officer

June 12, 2007

HLI OPERATING COMPANY, INC.
10-Q EXHIBIT INDEX

10.23	Stock Purchase Agreement among HLI Operating Company, Inc., HLI Suspension Holding Company, Inc. and Diversified Machine, Inc. dated February 1, 2007 (incorporated by reference to Exhibit 10.23 to the Hayes Lemmerz International, Inc. Quarterly Report on Form 10-Q filed on June 8, 2007).

31.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Curtis J. Clawson, Chairman of the Board, President, and Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of James A. Yost, Vice President, Finance, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed electronically herewith.